Form 10QSB
period 1997-09-30
ZYMETX INC
filed 1997-12-15
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

                         Commission file number 0-23145

                                  ZYMETX, INC.
             (Exact name of registrant as specified in its charter)

             Oklahoma                                73-1444040
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

      800 Research Parkway, Suite 100                   73104
        Oklahoma City, Oklahoma                       (Zip Code)
   (Address of principal executive offices)

          Issuer's telephone number, including area code: 405-271-1314

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes                  No  X
                                           -----               -----
                                                      (Not subject to filing)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  6,620,630 shares of Common stock, $.001 par value, issued and outstanding at
                                  November 18, 1997

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ----    ----

                                  ZYMETX, INC.
                                  FORM 10-QSB
                                     INDEX



PART I  -  FINANCIAL INFORMATION                                                Page

Item 1.    Financial Statements (Unaudited)

           Balance Sheets - June 30, 1997 and September 30, 1997................ 2

           Statements of Operations - Three Months Ended September 30,
           1996 and 1997 and Cumulative from Inception to September 30, 1997.... 3

           Statements of Cash Flows - Three Months Ended September 30,
           1996 and 1997 and Cumulative from Inception to September 30, 1997.... 4

           Notes to Financial Statements........................................ 5

Item 2.    Management's Discussion and Analysis or Plan of Operations........... 9

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings....................................................17

Item 2.    Changes in Securities................................................17

Item 3.    Defaults Upon Senior Securities......................................18

Item 4.    Submission of Matters to a Vote of Security Holders..................18

Item 5.    Other Information....................................................20

Item 6.    Exhibits and Reports on Form 8-K.....................................21

SIGNATURES......................................................................22

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                                          SEPTEMBER 30, 1997
                                                                                                    ------------------------------
                                                                                                                      PRO FORMA FOR
                                                                                   JUNE 30,                           THE OFFERING
                                                                                     1997              ACTUAL            (NOTE 3)
                                                                                  ------------      ------------      ------------
                                                                                                      (Unaudited)        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $    226,312      $  4,101,300      $ 22,694,399
   Marketable securities, available-for-sale                                         1,594,382         1,069,704         1,069,704
   Inventory                                                                            99,107           596,562           596,562
   Prepaid insurance and other                                                           9,210            81,330            81,330
                                                                                  ------------      ------------      ------------
Total current assets                                                                 1,929,011         5,848,896        24,441,995

Property, equipment and leasehold improvements, net                                    295,393           351,740           351,740
Proprietary technology and other intangibles, net                                      116,827           112,087           112,087
Deferred offering costs and other, net                                                  41,746           181,124                --
                                                                                  ------------      ------------      ------------
Total assets                                                                      $  2,382,977      $  6,493,847      $ 24,905,822
                                                                                  ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    540,025      $    326,614      $    326,614
   Other                                                                                 9,929            26,486            83,461
                                                                                  ------------      ------------      ------------
Total current liabilities                                                              549,954           353,100           410,075

Long term obligations--
   Note payable to stockholder due after one year                                      265,836           279,350           279,350
   Deferred lease rentals                                                               69,029           118,438           118,438
Redeemable preferred stock--Series B (156,250 shares
   issued and outstanding at June 30 and September 30,
   1997; none after giving effect to the Offering)                                     125,000           125,000                --

Stockholders' equity:
   Preferred stock $.001 par value; 9,843,750 Series A shares authorized
     (6,318,125 shares issued and outstanding at June 30 and September 30, 1997;
     none after giving effect to the Offering)                                           6,318             6,318                --
   Preferred stock $.001 par value; 1,750,000 Series C shares authorized
     (1,437,504 shares issued and outstanding at September 30, 1997; none after
     giving effect to the Offering)                                                         --             1,438                --
   Common stock $.001 par value; 16,500,000 shares authorized (919,568 shares issued and outstanding at June 30 and September 30, 1997; 6,620,630 after
     giving effect to the Offering)                                                        920               920             6,621
   Additional paid-in capital                                                        4,410,198         9,333,762        33,500,266
   Deficit accumulated during the development stage                                 (3,050,890)       (3,726,143)       (9,410,592)
   Unrealized holding gains on marketable securities
     available for sale                                                                  6,612             1,664             1,664
                                                                                  ------------      ------------      ------------
Total stockholders' equity                                                           1,373,158         5,617,959        24,097,959
                                                                                  ------------      ------------      ------------
Total liabilities and stockholders' equity                                        $  2,382,977      $  6,493,847      $ 24,905,822
                                                                                  ============      ============      ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                    THREE MONTHS ENDED           INCEPTION TO
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                   1996             1997             1997
                                                               -----------      -----------      -----------

Revenues:
   Sales                                                       $     4,476      $     2,030      $    27,479
   Other                                                                --               --            1,303
                                                               -----------      -----------      -----------
Total revenues                                                       4,476            2,030           28,782

Operating expenses:
   Research and development                                        151,254          228,303        1,605,642
   Product development                                                  --          156,835          156,835
   Cost of sales                                                       387              175            2,375
   Sales and marketing                                                  --          131,541          131,541
   Acquired technology and patent costs from OMRF                  958,505               --          958,505
   General and administrative                                       88,377          201,760          967,107
                                                               -----------      -----------      -----------
Total operating expenses                                         1,198,523          718,614        3,822,005
                                                               -----------      -----------      -----------
Loss from operations                                            (1,194,047)        (716,584)      (3,793,223)

Other income (expense):
   Interest and dividend income                                     14,444           54,845          151,891
   Interest expense                                                (21,084)         (13,514)         (84,811)
                                                               -----------      -----------      -----------
Total other income (expense)                                        (6,640)          41,331           67,080
                                                               -----------      -----------      -----------
Net loss                                                        (1,200,687)        (675,253)      (3,726,143)

Preferred stock dividends                                            1,573            2,344           10,948
                                                               -----------      -----------      -----------
Net loss applicable to common stock                            $(1,202,260)     $  (677,597)     $(3,737,091)
                                                               ===========      ===========      ===========

Net loss per common and common equivalent share                $      (.82)     $      (.46)     $     (2.56)
                                                               ===========      ===========      ===========

Weighted average common and common equivalent shares
   outstanding                                                   1,460,592        1,460,626        1,460,578
                                                               ===========      ===========      ===========

Supplemental net loss per common and common equivalent
   share                                                       $      (.27)     $      (.15)     $      (.83)
                                                               ===========      ===========      ===========

Supplemental weighted average common and common equivalent
   shares outstanding                                            4,516,654        4,516,688        4,516,640
                                                               ===========      ===========      ===========



 See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     CUMULATIVE
                                                                                                       FROM
                                                                        THREE MONTHS ENDED          INCEPTION TO
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                      1996            1997              1997
                                                                  -----------      -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $(1,200,687)     $  (675,253)     $(3,726,143)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                     12,546           21,268           89,148
     Acquired technology and patent costs from OMRF                   336,422               --          336,422
     Accretion of interest                                             18,172           13,514           74,693
     Deferred lease rentals                                                --           49,409          118,438
     Changes in operating assets and liabilities:
       Interest receivable on marketable securities                        --           (8,278)         (24,100)
       Prepaid insurance and other                                    (31,200)         (72,120)         (82,512)
       Inventory                                                          387         (497,455)        (530,274)
       Accounts payable                                               109,490         (213,411)         326,614
       Other liabilities                                                   --           16,557           26,486
                                                                  -----------      -----------      -----------
Total adjustments                                                     445,817         (690,516)         334,915
                                                                  -----------      -----------      -----------
Net cash used by operating activities                                (754,870)      (1,365,769)      (3,391,228)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                          --               --       (1,571,948)
Proceeds from maturities of marketable securities                          --          528,008          528,008
Purchase of property, equipment and leasehold improvements
                                                                      (20,857)         (72,487)        (415,166)
Purchase of inventory, proprietary technology and other
   intangibles                                                       (202,917)              --         (202,917)
                                                                  -----------      -----------      -----------
Net cash used by investing activities                                (223,774)         455,521       (1,662,023)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                    --               --          392,510
Payments on notes payable                                            (271,692)              --         (311,271)
Proceeds from issuance of common stock                                  3,000               --            5,000
Proceeds from issuance of preferred stock--Series A                 3,377,447               --        4,383,338
Proceeds from issuance of preferred stock--Series C                        --        4,925,002        4,925,002
Deferred offering costs of preferred stock and initial public
   offering                                                            (6,040)        (139,766)        (240,028)
                                                                  -----------      -----------      -----------
Net cash provided by financing activities                           3,102,715        4,785,236        9,154,551
                                                                  -----------      -----------      -----------
Net increase (decrease) in cash                                     2,124,071        3,874,988        4,101,300

Cash and cash equivalents at beginning of period                       39,469          226,312               --
                                                                  -----------      -----------      -----------
Cash and cash equivalents at end of period                        $ 2,163,540      $ 4,101,300      $ 4,101,300
                                                                  ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                          $     9,173      $        --      $    16,379
                                                                  ===========      ===========      ===========


See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 1997


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

ZymeTx, Inc. (the "Company" or "ZymeTx"), is a development stage biotechnology company engaged in the discovery and development of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases; and (ii) to use revenues from marketing "ZstatFlu(TM)," the Company's first diagnostic product, to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the filing on Form SB-2 (No. 333-33563) dated October 22, 1997 for an expanded discussion of the Company's financial disclosures and accounting polices. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

INVENTORIES

The components of inventories consist of the following:

                                                                    JUNE 30,  SEPTEMBER 30,
                                                                     1997         1997
                                                                   --------   -------------
Raw materials                                                      $ 35,019     $226,032
Work in process                                                          --      306,617
Finished goods                                                       64,088       63,913
                                                                   --------     --------
                                                                   $ 99,107     $596,562
                                                                   ========     ========

NET LOSS PER SHARE

Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares issued during the period beginning 12 months prior to the initial filing of the public offering at prices substantially below the public offering price ("Cheap Stock") have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the assumed public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

Supplemental net loss per share is computed as noted above except that it also includes the common stock equivalent shares related to convertible preferred stock which automatically converted to common stock in connection with the closing of the initial public offering.

Historical net loss per share information is as follows:

                                                    THREE MONTHS ENDED             CUMULATIVE
                                                       SEPTEMBER 30,                  FROM
                                                    1996             1997           INCEPTION
                                                  --------         --------         --------
Net loss per common share                         $  (1.37)        $   (.74)        $ (10.82)
                                                  ========         ========         ========
Weighted average common shares outstanding         877,089          919,568          345,312
                                                  ========         ========         ========


In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted by the Company in the reporting period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute net loss per share. Under the new requirements for calculating basic earnings per share, the effect of stock options will be excluded. The Company has determined the impact of SFAS 128 on the calculation of net loss per share, exclusive of the Cheap Stock rules of the SEC, would not be material.

NOTE 2 - STOCKHOLDERS' EQUITY

In July 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation for the purpose of: (i) increasing the number of authorized shares of Common Stock from 16,500,000 shares to 30,000,000 shares and increasing the number of authorized shares of Preferred Stock from 10,000,000 shares to 12,000,000 shares; (ii) providing for a one-for-four reverse stock split; and (iii) the establishment and designation of 1,750,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock"). As a consequence of the reverse stock split, the rate of conversion of the Series A Convertible Preferred Stock ("Series A Preferred Stock") and Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") was adjusted to reflect the split. All historical financial information included in the accompanying financial statements has been adjusted retroactively to give effect to the reverse stock splits.

In August 1997 the Company closed a private placement of 1,437,504 shares of Series C Preferred Stock (the "1997 Private Placement") at a price of $4.00 per share which, net of costs and expenses, resulted in net proceeds of $4,925,002.

NOTE 3 - PUBLIC OFFERING

On November 3, 1997, the Company closed an initial public offering of 2,300,000 shares of common stock, $.001 par value ("Common Stock"). Concurrent with the closing, an underwriter overallotment option was exercised to purchase 345,000 shares of Common Stock. In the offering, the Company issued a total of 2,645,000 shares at a price of $8.00 per share which resulted in proceeds of approximately $18.4 million, net of offering expenses and underwriter discounts and nonaccountable expense allowances. As a consequence of the closing of the offering, all of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock outstanding were automatically converted into shares of Common Stock.

In the second quarter of fiscal 1998, the Company will be required to recognize as a charge to retained earnings a noncash dividend related to the Series C Preferred Stock converted to Common Stock and related outstanding warrants to acquire Common Stock. The noncash dividend of approximately $5.7 million represents the difference in the price received per share for the Series C Preferred Stock and the price received per share for the Common Stock issued in such public offering. Such dividend will also reduce net income applicable to Common Stock and, accordingly, reduce earnings per share in the period the offering was consummated. Such noncash dividend has been reflected in the accompanying unaudited pro forma balance sheet as of September 30, 1997.

The accompanying unaudited pro forma balance sheet as of September 30, 1997 reflects the historical financial position of the Company as of that date adjusted to give pro forma effect to the public offering and the related conversion of the Series A, B, C Preferred Stock into Common Stock and the sale of 2,645,000 shares of the Company's Common Stock at the offering price of $8.00 per share, net of commissions and expenses as if these transactions had occurred as of September 30, 1997.

Offering proceeds                    $ 21,160,000
Less:
  Commissions                          (1,692,800)
  Expenses                             (1,112,200)
                                     ------------
Net proceeds                         $ 18,355,000
                                     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

ZymeTx, Inc. (the "Company" or "ZymeTx"), is a development stage biotechnology company engaged in the discovery, development, and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases; and
(ii) to use revenues from marketing "ZstatFlu(TM)," the Company's first diagnostic product, to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.

Because the Company's initial products are expected to be in the area of influenza diagnostics and the Company's near term therapeutic research emphasis is in the area of influenza, the Company's future revenues are likely to be seasonal, concurrent with the times of the year in which influenza is active. Consequently, so long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues will be concentrated in the second and third quarters of each fiscal year.

In September 1997, the Company received clearance from the FDA to market ZstatFlu(TM) in the United States. The Company is currently manufacturing for sale 1,000,000 units of ZstatFlu(TM). Manufacturing of the units is performed through a number of subcontractors. Distributor agreements have been entered into with Bergen Brunswig and McKessen General Medical. It is anticipated that these two distributors will distribute a majority of the units manufactured in fiscal 1998.

"ViraZyme," "ViraSTAT," and ZstatFlu are trademarks owned by or licensed to the Company.

PLAN OF OPERATIONS

The Company's plan of operations for the next 12 months is to: (i) establish distribution channels and market ZstatFlu(TM); and (ii) continue viral therapeutic and diagnostic research and development.

The Company believes it has adequate cash and securities available for sale to fund the planned operations for the next 12 months. Additional capital is needed to fund larger inventories for planned sales in fiscal year 2000 and future periods, and for scaled-up research and development programs.

Research will center on continued development of compounds for the treatment of influenza and extension of ViraZyme technology to additional disease targets. The extent to which the Company increases research and development expense in fiscal 1999 is dependent upon revenues generated in fiscal 1998 from ZstatFlu(TM).

The Company will purchase equipment in connection with the expansion of its research program. The anticipated amount of equipment purchases during the next 12 months is $.8 million, to be funded from existing working capital. Additional equipment will be required if the Company establishes its own full-scale production facility; the Company expects to finance the equipment for such a facility through debt or lease financing. The Company may lease a manufacturing facility; however, if purchase terms were favorable the Company would finance such a purchase through debt financing.

RESULTS OF OPERATIONS

PRODUCT SALES

Since its inception the Company has been a development stage company engaged primarily in research and product development activities, and has not generated any significant revenues. The Company expects to recognize revenues from the sale of ZstatFlu(TM) in the 1997-1998 influenza season, due to the receipt of FDA clearance of ZstatFlu(TM) in September 1997, the completion of manufacturing scale-up and securing distribution agreements with medical distributors.

RESEARCH AND DEVELOPMENT

Research and development spending increased by approximately 51% from first quarter 1997 to first quarter 1998 due an increase in research and development relating to ViraZyme(R) technology, which was concentrated principally in securing FDA clearance for ZstatFlu(TM). During the first quarter of fiscal 1998, additional staff was hired to support increased research activities, and this increase in personnel has continued into the second quarter of fiscal 1998. It is anticipated that research and development expenditures will exceed $1.5 million for fiscal 1998.

PRODUCT DEVELOPMENT

Product development costs were expended in manufacturing scale-up processes for the production of ZstatFlu(TM). A majority of these costs were expended for development of internal manufacturing capability and monitoring of subcontracted manufacturers. It is anticipated that product development expenditures will exceed $.8 million for fiscal 1998.

SALES AND MARKETING

The Company has increased sales activities given the planned sales of ZstatFlu(TM). This consists of additional sales managers and marketing personnel. In addition, distributors training and marketing expenses relating to ZstatFlu(TM) were recognized in the period. It is anticipated that sales and marketing expenses will exceed $1.0 million for fiscal 1998.

GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs have increased substantially from first quarter 1997 to first quarter 1998 due principally to increasing staff levels mainly in the accounting, finance and human resources area. The Company anticipates that total, general and administrative expenses will exceed $1.3 million in fiscal 1998.

OTHER INCOME (EXPENSE)

Interest and dividend income for the first quarter of fiscal 1998 has increased by 280% compared to the first quarter of 1997 due to the increase in average investable funds following the closing of the Company's private placement of Series C Preferred Stock in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at September 30, 1997, was $5.5 million, as compared to $1.4 million at June 30, 1997. This increase was the result of the closing of the 1997 private placement during the first quarter of fiscal 1998, which resulted in net proceeds to the Company of approximately $4.9 million.

Subsequent to the end of the first quarter of fiscal 1998, the Company closed an initial public offering, which resulted in net proceeds of approximately $18.4 million. The proceeds will be used for fiscal 1999 ZstatFlu(TM) unit production beginning in the third quarter fiscal 1998. The Company is planning on producing 4 million ZstatFlu(TM) units for fiscal 1999.

The Company believes that additional financing may be required to meet the planned operating needs beyond fiscal 1999 if significant positive cash flows are not generated from commercial activities on a timely basis. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

The Company has an outstanding note relating to a license of intellectual property from OMRF. The License Note has a principal amount of $.4 million (discounted to $.3 million) and bears no interest until May 15, 1998; thereafter, unpaid principal bears interest at 8% per year. This obligation requires quarterly installments of interest commencing May 15, 1998, and commencing May 15, 1999, a principal payment of $25,000 per quarter until the License Note is repaid.

Manufacturing expenses for ZstatFlu(TM) are estimated to be approximately $5.0 million for fiscal 1998. The Company's business plan contemplates the production and marketing of approximately

1.0 million units of ZstatFlu(TM). The Company expects to produce an additional 200,000 units which will be used for demonstration and marketing purposes. The price per unit to distributors is expected to be approximately $12 to $15.

In addition to the Company's working capital needs for fiscal 1998, the Company will require significantly larger amounts of capital for production of inventory for the 1998-99 influenza season. If the Company sells substantially all of the
1.0 million units of ZstatFlu(TM) produced for sale in the 1997-98 influenza season, the Company estimates that production of ZstatFlu(TM) will be approximately 4.0 million units for the 1998-99 influenza season. It is anticipated that $8 million in working capital will be required to produce a flow of units for the 1999 U.S. influenza season. The Company can give no assurance that actual manufacturing costs will fall within the described estimates.

To the extent that sales of ZstatFlu(TM) in fiscal 1998 do not reach 1.0 million units, the Company will be required to reduce planned research and development expenditures in fiscal 1999 or secure additional equity or debt capital beyond that required for meeting fiscal 1999 inventory needs. There is no assurance that the Company will sell all of these units.

As a consequence of the difference between the price received per share of Common Stock in the initial public offering and the effective price received per share in the 1997 Private Placement, the Company will be required to recognize a preferred non-cash dividend equal to such price difference. The Company estimates that the amount of such dividend approximates $5.7 million or $3.44 per share on 1,653,129 shares (inclusive of warrants to purchase 215,625 shares of the Company's common stock) and will reduce net income applicable to Common Stock and earnings per share. The recognition of the preferred dividend will be made in the second quarter ended December 31, 1997. Recognition of a preferred dividend will not, however, reduce cash flow from operations, reduce net income of the Company in that quarter or increase any net loss.

FACTORS AFFECTING FUTURE OPERATIONS

The following is a discussion of factors that the Company believes could have an impact on its future operations and financial performance:

          No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products

          The Company's business strategy involves the discovery and development of products other than ZstatFlu(TM), particularly therapeutic products. These products are in early stages of research and development and further research, development and extensive testing will be required to determine their technical feasibility and commercial viability. Until the development process for these products is complete, there can be no assurance that such products will perform in the manner anticipated by the Company, be commercially viable or even if commercially viable, that such products will receive FDA clearance. The Company may experience delays in the commercial introduction of these products, and such delays could be significant. The proposed development schedules for the Company's other diagnostic and therapeutic products may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, proprietary technology of others, possible changes in government regulation and the availability of funding sources. Any delay in the development, introduction and marketing of the Company's products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives.

          No Manufacturing Capability; Reliance on Third-Party Manufacturers

          The Company has limited experience in product manufacturing and currently has no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because the Company does not currently have a manufacturing facility, the Company has engaged third-party manufacturers to produce finished units of ZstatFlu(TM). Delays by third-party manufacturers in delivering finished products in time for each influenza season could have a material adverse effect on the Company.

          Limitations on Protection of Intellectual Property

          The Company's success will depend, in part, on its ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the rights of other patent holders. The patent position of biotechnology firms for such types of patents generally is highly uncertain and involves complex legal and factual issues. Certain competitors of the Company may have filed applications for or have been issued patents and may obtain additional patents and other proprietary rights relating to virus substrates, chromogens, inhibitors or processes competitive with those of the Company. The ultimate scope and validity of such patents are presently unknown. If the courts uphold existing or future patents obtained by competitors as valid, the Company may be required to obtain licenses from such competitors. The extent to which such licenses will be available to the Company, and the costs thereof, cannot currently be determined.

         Government Regulation

         Regulation by Federal, state, local and foreign governmental authorities of the Company's research and development activities, as well as the use and sale of the Company's products at such time as they are commercially viable, is currently, and is expected to remain, significant.

         The introduction of the Company's products is governed by strict FDA rules and regulations. The Company's diagnostic products are governed by FDA 510(k) application requiring a clinical trial that compares the Company's products to a certain standard or to a prior cleared methodology.

         The testing, manufacturing, labeling, distribution, marketing and advertising of therapeutic products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. The Company's therapeutic compounds will require substantial clinical trials and FDA review as new drugs and such products are in the discovery stage of development, requiring significant further research, development, clinical testing and regulatory clearances. Due to the extended testing and regulatory review process required for therapeutic products before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. A delay in obtaining or failure to obtain such approvals could have a material adverse effect on the Company's business and results of operations.

         The Company and its third-party manufacturers such as DCL are subject to Good Manufacturing Practices ("GMP") regulations promulgated by the FDA. The FDA will also inspect the Company's manufacturing facilities and the facilities of its third-party manufacturers on a routine basis for regulatory compliance with GMP regulations. Although the Company's employees have experience with GMP protocols, there can be no assurance that the Company or its third-party manufacturers can satisfy these requirements. The Company would not be allowed to manufacture its approved or cleared products in the event such GMP protocols could not be met.

         Management of Growth and Increasing Production Requirements

         The Company's success will depend on its ability to expand and manage its operations and facilities. There can be no assurance that the Company will be able to manage its growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train its new employees. In addition, to manage its growth effectively, the Company will be required to expand its management base and enhance its operating and financial systems. If the Company continues to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on the Company's business, financial condition or results of operations.

          Product Liability and Insurance

          The testing, marketing and sale of therapeutic products and, to a lesser degree, diagnostic products, entails an inherent risk of adverse effects and/or medical complications to patients and, as a result, product liability claims may be asserted against the Company. A product liability claim or product recall could have a material adverse effect on the Company. The Company has secured limited product liability insurance in the aggregate amount of $11.0 million for products that the Company markets. There can be no assurance that liability will not exceed the insured amount. In the event of a successful suit against the Company, insufficient insurance or lack of insurance would have a material adverse effect on the Company.

          Uncertainties Relating to Clinical Trials

          The Company must demonstrate through preclinical studies and clinical trials that its proposed therapeutic products are safe and effective for use in each target indication before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming.

          The rate of completion of clinical trials for either diagnostic or therapeutic products is dependent upon, among other factors, the rate of enrollment of patients. Failure to enroll an adequate number of clinical patients during the appropriate season could cause significant delays and increased costs.

          The cost to the Company of conducting human clinical trials for any potential product can vary dramatically based on a number of factors, including whether the product is a diagnostic or a therapeutic product, the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners.

          No Assurance of Market Acceptance

          There can be no assurance that ZstatFlu(TM) or any of the Company's potential products, if approved or cleared by the FDA and other regulatory authorities, will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize any products that may be developed by the Company.

         Dependence on Corporate Collaborations for Therapeutic Products

         The Company's strategy for the research, development and commercialization of its potential therapeutic products may require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. The Company may, therefore, be dependent upon the subsequent success of these third parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into collaborative, license or other arrangements that the Company deems necessary or appropriate to develop and commercialize its potential therapeutic products, or that any or all of the contemplated benefits from such collaborative, license or other arrangements will be realized.

         Technology and Competition

         The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in the Company's products becoming obsolete before the Company recoups a significant portion of related research, development and commercialization expenses.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings: None

Item 2.  Changes in Securities:

         (a) Modifications in Instruments Defining the Rights of Stockholders. As a consequence of the closing of the Company's initial public offering on November 3, 1997, all outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into an aggregate of 3,056,062 shares of Common Stock. The holders of such series' of preferred stock held preferences in the payment of dividends and distributions on liquidation, were entitled to vote with the holders of Common Stock on all matters presented to stockholders for approval, and had preemptive rights under certain conditions. On November 7, 1997, the Company filed an amendment to the Company's Certificate of Incorporation that removed the designation of such series' of preferred stock. Consequently, the Company has no outstanding shares of preferred stock. The Company is authorized to issue 12,000,000 shares of preferred stock which may be issued in one or more series, with such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as shall be set forth in a resolution of the Company's Board of Directors providing for the issue thereof. There are no authorized series of preferred stock for which there are rights, privileges or preferences designated.

         (b) Limitations or Qualifications of Other Securities. None.

         (c) Sales of Unregistered Securities. On August 7, 1997, the Company completed the 1997 Private Placement, in which 1,437,504 shares of Series C Preferred Stock were issued. The 1997 Private Placement was conducted in accordance with Regulation D. The total proceeds from such offering were $5,750,000. There were 181 purchasers in such offering, all of whom were "accredited investors," as such term is defined in Regulation D. The Company paid $690,000 in cash to its placement agent in the offering for agent's fees and expense reimbursement in connection with the 1997 Private Placement and issued to such placement agent warrants to purchase 215,625 shares of Common Stock at $4.00 per share.

             During the first quarter of fiscal 1998, the Company granted stock options under the ZymeTx, Inc. Stock Option Plan to five persons to purchase an aggregate of 32,000 shares of Common Stock at an exercise price of $6.00 per share. Such options were granted, and the exercise of such options will be made, pursuant to Rule 701 promulgated under the Securities Act.

          (d) Use of Proceeds. On November 3, 1997, the Company closed an initial public offering (the "Initial Public Offering") of 2,645,000 shares (the "Shares") of Common Stock (inclusive of the sale of Shares pursuant to the exercise of an underwriter overallotment option to purchase 345,000 Shares). The Shares were offered for sale at a price of $8.00 per share pursuant to a Registration Statement on Form SB-2 (No. 333-33563) (the "Registration Statement") which was declared effective October 29, 1997. Capital West Securities, Inc., Millennium Financial Group, Inc. and ComVest Partners, Inc. (the "Underwriters") acted as the managing underwriters of the Offering.

                  An aggregate of 3,105,000 shares of Common Stock (including 345,000 shares of Common Stock subject to the Underwriters' overallotment option and 230,000 shares of Common Stock issuable upon exercise of the Underwriters' Warrants, as such term is hereafter defined), and 230,000 common stock purchase warrants (the "Underwriters' Warrants") issued to the Underwriters at a price of $.001 per warrant, were registered pursuant to the Registration Statement. The aggregate offering price of the Shares, the Underwriters' Warrants, the Common Stock issuable upon exercise of the Underwriters' Warrants and the Common Stock subject to the Underwriters' over-allotment option was $21,160,230.

                  The proceeds of the Offering were subject to the following actual expenses:

                                             Direct or indirect payments to
                                             directors, officers, general
                                             partners of the Registrant or their
                                             associates; to persons owning ten
                                             percent or Direct or more of any                          Direct or
                                             class of equity securities of the                         indirect
                                             indirect issuer; and to affiliates                       payments to
                                             of the Registrant payments to                              others
                                             -----------------------------------                      ----------
Underwriting discounts and commissions                                $-                              $1,692,800
Finders' Fees                                                          -                                       -

Expenses paid to or for underwriters
                                                                       -                                 634,800

Other Expenses                                                         -                                 477,400
                                                                      --                              ----------
Total Expenses                                                        $-                              $2,805,000
                                                                      ==                              ==========


                  The net proceeds of the Offering after deducting the expenses described above were approximately $18,355,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                                             Direct or indirect payments to
                                             directors, officers, general
                                             partners of the Registrant or their
                                             associates; to persons owning ten
                                             percent or Direct or more of any                        Direct or
                                             class of equity securities of the                       indirect
                                             indirect issuer; and to affiliates                     payments to
                                             of the Registrant payments to                            others
                                             -----------------------------------                    ----------

Temporary investments                                                $-                             $18,355,230

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

         (a) On July 17, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

         (b) At the Annual Meeting, the following directors were elected:

             William I. Bergman
             William A. Hagstrom
             J. Vernon Knight, M.D.
             Peter G. Livingston
             David E. Rainbolt
             Gilbert M. Schiff, M.D.

         (c) The number of votes cast for, against or withheld as to each of the matters voted upon at the Annual Meeting, and a brief description of each such matter, were as follows:

                  (i) A proposal to adopt an Amended and Restated certificate of Incorporation, pursuant to which the Certificate of Incorporation would be amended to provide as follows:

                           A) to increase the number of authorized shares of capital stock from 26,500,000 to 42,000,000 and to designate 30,000,000 of such shares as Common Stock, and 12,000,000 of such shares as Preferred Stock, and to effect a reverse stock split where each one outstanding share of Common Stock ("Pre-Split Common Stock") is reclassified and converted into .25 shares of Common Stock ("Post-Split Common Stock");

                           B) to divide the Board of Directors into three classes;

                           C) to prohibit action by written consent unless the taking of such action has been approved in advance by the Board of Directors; and

                           D) to require the vote of 66-2/3% of the stockholders to amend or repeal the Bylaws other than an amendment or repeal by the Board of Directors.

                                    For                       7,222,714
                                    Against                       2,634
                                    Abstain                           0

                  (ii) A proposal to adopt Amended and Restated Bylaws of the Company, pursuant to which the Company's Bylaws would be amended to provide as follows:

                           A) To require, unless otherwise proscribed by law, special meetings of stockholders can only be held pursuant to a resolution of the Board of Directors or upon the request of stockholders holding a majority of the issued and outstanding shares of Common Stock.

                           B) To require an advance notice procedure for the nomination, other than by or at the direction of the Board of Directors or a committee thereof, of candidates for election as directors as well as for other stockholder proposals to be considered at stockholders' meetings.

                                    For                       7,066,464
                                    Against                     158,884
                                    Abstain                           0

                  (iii) Election of Directors. The following nominees for election as a director received the number of votes set forth opposite their respective names:

                           Name                         For         Withheld
                           -------------------------------------------------

                           William I. Bergman           7,225,348          0
                           William A. Hagstrom          7,225,348          0
                           J. Vernon Knight, M.D        7,225,348          0
                           Peter G. Livingston          7,225,348          0
                           David E. Rainbolt            7,225,348          0
                           Gilbert M. Schiff, M.D       7,225,348          0

                  (iv) Appointment of Auditors. The following votes were cast in connection with the approval of the appointment of Ernst & Young, LLP, as the independent auditors of the Company:

                                    For                       7,225,348
                                    Against                           0
                                    Abstain                           0

                  (v) Increase in Common Stock subject to Stock Option Plans. The following votes were cast in connection with the approval of an increase in the number of shares of Common Stock subject to the ZymeTx, Inc. Stock Option Plan and the ZymeTx, Inc. Directors Stock Option Plan from an aggregate of 450,000 shares to 618,750 shares (giving effect to the reverse stock split):

                                    For                       7,144,098
                                    Against                      81,250
                                    Abstain                           0

          d)   Settlements in Connection With Proxy Solicitation Terminations.
               None.


Item 5. Other Information:

         William G. Thurman, M.D. was elected to the board at the August 1997 board meeting. He serves as President Emeritus of Oklahoma Medical Research Foundation (OMRF) with responsibilities in the area of technology transfer activities. He joined OMRF in 1979 as President and Scientific Director and retired in September 1997. From 1975 to 1979 he also served as Provost of the University of Oklahoma Health Sciences Center.


Item 6. Exhibits and Reports on Form 8-K:

         a.       Exhibits:

                  11.1     Computation of Earnings (Loss) Per Share.

                  27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-QSB submitted to the Securities and Exchange Commission).

         b.       Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ZYMETX, INC.
                                      ------------------------
                                      (Registrant)


                                      /s/ G. Carl Gibson
                                      ------------------------
                                      G. Carl Gibson
                                      Principal Financial and
                                        Accounting Officer


Date:  December 12, 1997

                               INDEX TO EXHIBITS


        Exhibit
          No.                  Description
        -------                -----------
         11.1     Computation of Earnings (Loss) Per Share.

         27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-QSB submitted to the Securities and Exchange Commission).