Form 10QSB
period 1997-12-31
ZYMETX INC
filed 1998-02-11
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

                         Commission file number 0-23145

                                  ZYMETX, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              73-1444040
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

       800 Research Parkway, Suite 100                      73104
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


                                  Yes X  No
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  6,620,630 shares of Common stock, $.001 par value, issued and outstanding at
                                February 6, 1998


Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                                          Page
Item 1.       Financial Statements (Unaudited)

              Balance Sheets - June 30, 1997 and December 31, 1997...........................................2

              Statements of Operations - Three Months and Six Months Ended December 31,

              1996 and 1997 and Cumulative from Inception to December 31,1997................................3

              Statements of Cash Flows - Six Months Ended December 31,

              1996 and 1997 and Cumulative from Inception to December 31, 1997...............................4

              Notes to Financial Statements..................................................................5

Item 2.       Management's Discussion and Analysis or Plan of Operations.....................................8


PART II  - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................17

Item 2.       Changes in Securities.........................................................................17

Item 3.       Defaults Upon Senior Securities...............................................................18

Item 4.       Submission of Matters to a Vote of Security Holders...........................................18

Item 5.       Other Information.............................................................................18

Item 6.       Exhibits and Reports on Form 8-K..............................................................18

SIGNATURES..................................................................................................19

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         1997              1997
                                                                                     ------------      ------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    226,312      $  2,346,365
   Marketable securities, available-for-sale                                            1,594,382        19,640,317
   Inventory                                                                               99,107         1,249,953
   Prepaid insurance and other                                                              9,210            92,616
                                                                                     ------------      ------------
Total current assets                                                                    1,929,011        23,329,251

Property, equipment and leasehold improvements, net                                       295,393           408,449
Proprietary technology and other intangibles, net                                         116,827           110,460
Deferred offering costs and other, net                                                     41,746              --
                                                                                     ------------      ------------
Total assets                                                                         $  2,382,977      $ 23,848,160
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    540,025      $    432,840
   Accrued salaries, benefits and other                                                     9,929            80,489
                                                                                     ------------      ------------
Total current liabilities                                                                 549,954           513,329

Long term obligations--
   Note payable to stockholder due after one year                                         265,836           293,552
   Deferred lease rentals                                                                  69,029           133,100

Redeemable preferred stock--Series B (156,250 shares issued and outstanding at
   June 30, 1997; none at December 31, 1997)                                              125,000              --

Stockholders' equity:
   Preferred stock $.001 par value; 9,843,750 Series A shares authorized
     (6,318,125 shares issued and outstanding at June 30, 1997; none at December
     31, 1997)                                                                              6,318              --
   Common stock $.001 par value; 30,000,000 shares authorized (919,568 shares and 6,620,630 shares issued and outstanding at June 30, 1997 and December
     31, 1997, respectively)                                                                  920             6,621
   Additional paid-in capital                                                           4,410,198        33,500,089
   Deficit accumulated during the development stage                                    (3,050,890)      (10,593,994)
   Unrealized holding gains (losses) on marketable securities available for sale            6,612            (4,537)
                                                                                     ------------      ------------
Total stockholders' equity                                                              1,373,158        22,908,179
                                                                                     ------------      ------------
Total liabilities and stockholders' equity                                           $  2,382,977      $ 23,848,160
                                                                                     ============      ============


See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                                    CUMULATIVE
                                                                                                                       FROM
                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED               INCEPTION TO
                                                     DECEMBER 31,                       DECEMBER 31,                DECEMBER 31,
                                                1996              1997              1996              1997              1997
                                            ------------      ------------      ------------      ------------      ------------
Revenues:
   Sales                                    $      1,152      $      5,807      $      5,628      $      7,837      $     33,286
   Other                                            --                --                --                --               1,303
                                            ------------      ------------      ------------      ------------      ------------
Total revenues                                     1,152             5,807             5,628             7,837            34,589

Operating expenses:
   Research and development                      241,064           202,330           392,318           430,633         1,807,972
   Product development                              --             541,489              --             698,324           698,324
   Cost of sales                                     100               985               487             1,160             3,360
   Sales and marketing                              --             292,937              --             424,478           424,478
   Acquired technology and patent costs
     from OMRF                                      --                --             958,505              --             958,505
   General and administrative                    122,485           349,232           210,862           550,992         1,316,339
                                            ------------      ------------      ------------      ------------      ------------
Total operating expenses                         363,649         1,386,973         1,562,172         2,105,587         5,208,978
                                            ------------      ------------      ------------      ------------      ------------
Loss from operations                            (362,497)       (1,381,166)       (1,556,544)       (2,097,750)       (5,174,389)

Other income (expense):
   Interest and dividend income                   31,892           223,780            46,336           278,626           375,672
   Interest expense                              (12,243)          (14,201)          (33,327)          (27,716)          (99,013)
                                            ------------      ------------      ------------      ------------      ------------
Total other income                                19,649           209,579            13,009           250,910           276,659
                                            ------------      ------------      ------------      ------------      ------------
Net loss                                        (342,848)       (1,171,587)       (1,543,535)       (1,846,840)       (4,897,730)

Preferred stock dividend--Series B                 2,344               867             3,917             3,211            11,815
Preferred stock dividend--Series C                  --           5,684,449              --           5,684,449         5,684,449
Net loss applicable to common stock         $   (345,192)     $ (6,856,903)     $ (1,547,452)     $ (7,534,500)     $(10,593,994)
                                            ============      ============      ============      ============      ============

Basic and diluted net loss per common
   share - Note 2                           $       (.38)     $      (1.52)     $      (1.68)     $      (2.77)     $      (9.17)
                                            ============      ============      ============      ============      ============
Weighted average common shares
   outstanding                                   919,568         4,513,716           919,568         2,716,642         1,154,747
                                            ============      ============      ============      ============      ============



See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                        SIX MONTHS ENDED              INCEPTION TO
                                                                           DECEMBER 31,               DECEMBER 31,
                                                                      1996              1997               1997
                                                                  ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $ (1,543,535)     $ (1,846,840)     $ (4,897,730)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                      25,092            44,800           112,680

     Acquired technology and patent costs from OMRF                    336,422              --             336,422
     Accretion of interest                                              29,818            27,716            88,895
     Deferred lease rentals                                               --              64,071           133,100
     Changes in operating assets and liabilities:
       Interest receivable on marketable securities                       --            (139,327)         (155,149)
       Prepaid insurance and other                                     (31,200)          (83,795)          (94,187)
       Inventory                                                           487        (1,150,846)       (1,183,665)
       Accounts payable                                                127,605          (107,185)          432,840
       Other liabilities                                                  --             100,102           110,031
                                                                  ------------      ------------      ------------
Total adjustments                                                      488,224        (1,244,464)         (219,033)
                                                                  ------------      ------------      ------------
Net cash used by operating activities                               (1,055,311)       (3,091,304)       (5,116,763)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                         --         (18,966,735)      (20,538,683)
Proceeds from maturities of marketable securities                         --           1,048,978         1,048,978
Purchase of property, equipment and leasehold improvements             (33,347)         (150,713)         (493,392)
Purchase of inventory, proprietary technology and other
   intangibles                                                        (202,917)             --            (202,917)
                                                                  ------------      ------------      ------------
Net cash used by investing activities                                 (236,264)      (18,068,470)      (20,186,014)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                   --                --             392,510
Payments on notes payable                                             (274,179)             --            (311,271)
Purchase of fractional shares of preferred stock                          --                (175)             (175)
Proceeds from issuance of common stock                                   3,000        18,355,000        18,360,000
Proceeds from issuance of preferred stock--Series A                  4,334,592              --           4,383,338
Proceeds from issuance of preferred stock--Series C                       --           4,925,002         4,925,002
Deferred offering costs of preferred stock and initial public
   offering                                                             (6,040)             --            (100,262)
                                                                  ------------      ------------      ------------
Net cash provided by financing activities                            4,057,373        23,279,827        27,649,142
                                                                  ------------      ------------      ------------
Net increase in cash                                                 2,765,798         2,120,053         2,346,365

Cash and cash equivalents at beginning of period                        39,469           226,312              --
                                                                  ------------      ------------      ------------
Cash and cash equivalents at end of period                        $  2,805,267      $  2,346,365      $  2,346,365
                                                                  ============      ============      ============



See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 1997


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

REVENUE RECOGNITION

The Company utilizes independent distributors in the dissemination of the Company's diagnostic product, ZStatFlu(TM). The independent distributors specify the quantities which they hold for dissemination, assume the liability for damage or loss of merchandise and retain the right of return of such merchandise at the original purchase price less a restocking charge. Inasmuch as the Company cannot presently estimate the amount of future returns, this merchandise shipped to and held by the independent distributors is not reported as revenue until it is shipped from the independent distributors' warehouses to the end users.

NOTE 2 - NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

At December 31, 1997, there were warrants outstanding for the purchase of an aggregate of 580,222 shares of the Company's common stock exercisable at an average of $3.52 per share. The Company also had 482,000 common stock options outstanding at December 31, 1997 at a weighted average price exercise of $1.44 per share under the Employees' and Directors' stock option plans. For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1997 financial statements filed on Form SB-2. The warrants and stock options were not included in the computation of diluted net loss per share, since the effect would be anti-dilutive.

In the three month period ended December 31, 1997, (the period in which the Company consummated its initial public offering), the Company recognized, as a charge to retained earnings, a non-cash dividend related to the automatic conversion of its Series C Preferred Stock to Common Stock and the rights of certain warrantholders to acquire shares of the Company's Common Stock. The non-cash dividend of $5,684,449 represents the difference between the price received per share for the Series C Preferred Stock and the price received per share for the Company's Common Stock issued in the public offering. The dividend reduces net income applicable to Common Stock and, accordingly, reduces earnings per share in the three and six month periods ended December 31, 1997.

NOTE 3 - PUBLIC OFFERING

On November 3, 1997, the Company closed an initial public offering of 2,300,000 shares of common stock, $.001 par value ("Common Stock"). Concurrent with the closing, an underwriter overallotment option was exercised to purchase 345,000 shares of Common Stock. In the offering, the Company issued a total of 2,645,000 shares at a price of $8.00 per share which resulted in proceeds of approximately $18.4 million, net of offering expenses, underwriter discounts and nonaccountable expense allowances. As a consequence of the closing of the offering, all of the Series A, B and C Preferred Stock outstanding were automatically converted into shares of Common Stock.

NOTE 4 - FOREIGN CURRENCY FORWARDS

The Company utilizes foreign exchange contracts to manage its exposure against foreign currency fluctuations on raw material purchase transactions denominated in foreign currencies (Such instruments are not used for speculative purposes). Forward exchange contracts related to raw material purchases are recognized as adjustments to inventory. Deferred gains or loses from the forward contracts are recognized as an adjustment to the cost of sales in the period the related inventory is sold. The Company will recognize in its results of operations the deferred gain or loss in the forward contracts should it determine that the forward contracts no longer serve as an effective hedge against the fluctuations in foreign currencies. Effectiveness of the forward contracts is primarily determined by the existence and timing of the Company's raw material purchase commitments relative to the terms of the forward contracts. At December 31, 1997, the Company had $150,000 of forward currency exchange contracts maturing in less than 60 days. Deferred losses on such contracts are not material as of December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

When used in this discussion, the words 'believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


Because the Company's initial products are expected to be in the area of influenza diagnostics and the Company's near term therapeutic research emphasis is in the area of influenza, the Company's future revenues are likely to be seasonal, concurrent with the times of the year in which influenza is active. Consequently, so long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues will be concentrated in the quarters corresponding with the flu season, generally the second and third quarters of each fiscal year.

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

"ViraZyme," "ViraSTAT," and "ZstatFlu" are trademarks owned by or licensed to the Company.

On November 3, 1997, the Company closed an initial public offering of 2,300,000 shares of common stock, $.001 par value ("Common Stock"). Concurrent with the closing, an underwriter overallotment option was exercised to purchase 345,000 shares of Common Stock. In the offering, the Company issued a total of 2,645,000 shares at a price of $8.00 per share which resulted in proceeds of approximately $18.4 million, net of offering expenses, underwriter discounts and non-accountable expense allowances. As a consequence of the closing of the offering, all of the Series A, B and C Preferred Stock outstanding were automatically converted into shares of Common Stock.

PLAN OF OPERATIONS

The Company's plan of operations for the next 12 months is to: (i) establish distribution channels and market ZStatFlu(TM); and (ii) continue viral therapeutic and diagnostic research and development.

The Company believes it has adequate cash and securities available for sale to fund the planned operations for the next 12 months. Additional capital may be necessary to fund larger inventories for planned sales beyond fiscal year 1999 and for scaled-up research and development programs.

Research will center on continued development of compounds for the treatment of influenza and extension of ViraZyme(TM) technology to additional disease targets. The extent to which the Company increases research and development expense in fiscal 1999 is dependent upon revenues generated in fiscal 1998 from ZStatFlu(TM).

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

RESULTS OF OPERATIONS

PRODUCT SALES

Since its inception the Company has been a development stage company engaged primarily in research and product development activities, and has not generated any significant revenues. The Company began shipping ZStatFlu(TM) to distributors late in the second quarter of 1997. The distribution agreements contain right of return provisions for product meeting certain requirements. Inasmuch as the Company cannot presently estimate the amount of future returns, this merchandise shipped to and held by the distributors is not reported as revenue until it is shipped from the distributors' warehouses to the end users.

For the quarter ended December 31, 1997, the Company did not recognize significant revenues from the sale of ZstatFlu. This was due to the fact that the U.S. influenza season did not reach significance until the second week of January 1998, which is approximately a month later than usual. Consequently, the Company expects revenues to be concentrated in the third and fourth quarters of the fiscal year ending June 30, 1998.

The Company believes that the late beginning of the influenza season does not necessarily mean that there will be a shorter season. Many health officials have predicted that the influenza season may extend beyond normal, possibly into April; however, whether the influenza season will be normal, protracted or shortened is not subject to prediction.

Since the commencement of sales activity in the third fiscal quarter, the Company has observed that in its initial marketing efforts, the adoption rate among physicians has been slower than expected. The Company believes that because the test is a new paradigm for the detection and treatment of upper respiratory illness, there is a multi-step education process needed to demonstrate the effectiveness and cost-benefits of the test. To accelerate the adoption rate, additional measures, including broadened sample programs, specific geographic blitz marketing and general media programs have been implemented to establish patient awareness. The Company believes that where the product has been adopted, physicians are pleased with the results that lead to improvement in the quality of patient care and the economics of their practices.

Although the Company intends to produce 1,000,000 units of ZstatFlu for sale in fiscal 1998, the ability of the Company to sell all of those units will depend on the influenza season not being shorter than normal, as well as improvement in the ZstatFlu adoption rate. If the influenza season is short and the more aggressive marketing and customer education programs do not improve the adoption rate, then sales would be negatively impacted.

RESEARCH AND DEVELOPMENT

Research and development spending for the quarter ended December 31, 1997 totaled $.2 million which represents a decrease of 16% from prior years comparable quarter. The decrease was due to a temporary reallocation of personnel to support product development and manufacturing activities for the initial roll out of the ZStatFlu(TM) diagnostic product. Research and development expenditures for the six months ended December 31, 1997 total $.4 million representing a 10% increase over the comparable period in the prior year. It is anticipated that research and development spending will approximate $1.5 million for fiscal 1998.

PRODUCT DEVELOPMENT

Product development costs were expended in manufacturing scale-up processes for the production of ZStatFlu(TM) totaling $.5 million for the quarter ended December 31, 1998 and were higher than anticipated. These additional costs were incurred for the purchase of additional raw materials, evaluation of process separation methods, and the use of purified materials in product testing applications viable for scaled-up manufacturing processes. These expenditures have resulted in the development of a higher yield process method that in the future may reduce total unit manufacturing costs of ZStatFlu(TM). Product development costs for the six months ended December 31, 1997 total $.7 million. It is anticipated that product development expenditures will exceed $1.7 million for fiscal 1998.

SALES AND MARKETING

Sales and marketing expenses totaled $.3 million for the quarter and $.4 million for the six months ended December 31, 1997. The expenditures were for ZStatFlu(TM) market preparation. It is anticipated that sales and marketing expenses will approximate $1.0 million for fiscal 1998.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.3 million for the quarter and $.6 million for the six months ended December 31, 1997 representing a 185% and 261% increase, respectively from the comparable prior year periods. The increase was principally due to increased staff levels in accounting, finance and human resources, which replaced services previously supplied by Oklahoma Medical Research Foundation. Additional costs were also incurred to support the

Company's investor relations and public relations programs. The Company anticipates that total, general and administrative expenses will exceed $1.3 million in fiscal 1998.

OTHER INCOME (EXPENSE)

Interest and dividend income for the quarter and six months ended December 31, 1997 totaled $.2 million and $.3 million, respectively compared with $32,000 and $46,000 for the comparable prior year periods. The increase is due to increases in cash investments resulting from an initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at December 31, 1997, was $22.8 million, as compared to $1.4 million at June 30, 1997. This increase was the result of a private placement closed in August 1997 netting the Company $4.9 million and the Company's initial public offering closed in November 1997 netting the Company $18.4 million.

The Company believes that additional financing may be required to meet the planned operating needs beyond fiscal year 1999 if significant positive cash flows are not generated from commercial activities on a timely basis. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

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

Manufacturing expenses for ZStatFlu(TM) are estimated to be approximately $5.0 million for fiscal 1998. The Company's business plan contemplates the production and marketing of approximately 1.0 million units of ZStatFlu(TM). The Company expects to produce an additional 200,000 units which will be used for demonstration and marketing purposes. The FY 1998 price per unit to distributors is expected to be approximately $12 to $15. The Company is planning on producing 4 million ZStatFlu(TM) units for fiscal 1999.

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

As a consequence of the difference between the price received per share of Common Stock in the initial public offering and the effective price received per share in the 1997 Private Placement, the Company was required to recognize a preferred non-cash dividend. The amount of the preferred dividend was $5.7 million or $1.26 per share for the quarter ended December 31, 1997 and $2.09 per share for the six months ended December 31, 1997. Recognition of this preferred dividend does not, however, reduce cash flow from operations, reduce net income of the Company or increase any net loss.


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

         No Assurance of Market Acceptance

         There can be no assurance that ZStatFlu(TM) or any of the Company's potential products, if approved or cleared by the FDA and other regulatory authorities, will achieve market acceptance. Although the Company intends to produce 1,000,000 units of ZstatFlu for sale in fiscal 1998, the ability of the Company to sell all of those units will depend on the influenza season not being shorter than normal, as well as an improvement in the ZstatFlu adoption rate. If the influenza season is short and the more aggressive marketing and customer education programs do not improve the adoption rate, then sales would be negatively impacted. See "-Results of Operations - Product Sales." The degree of market acceptance of the Company's other products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize any products that may be developed by the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

         (a) Modifications in Instruments Defining the Rights of Stockholders. None

         (b)      Limitations or Qualifications of Other Securities. None.

         (c)      Sales of Unregistered Securities. None

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

                  The proceeds of the Offering were subject to the following actual expenses:

                               Direct or indirect payments to
                                directors, officers, general
                             partners of the Registrant or their
                              associates; to persons owning ten
                              percent or Direct or more of any      Direct or
                             class of equity securities of the      indirect
                             indirect issuer; and to affiliates    payments to
                                of the Registrant payments to        others
                             -----------------------------------   -----------
Underwriting discounts
    and commissions                      $ --                      $1,692,800
Finders' Fees                              --                             --
Expenses paid to or
    for underwriters                       --                         634,800
Other Expenses                             --                         477,400
                                         -----                     ----------
Total Expenses                           $ --                      $2,805,000
                                         =====                     ==========

                  The net proceeds of the Offering after deducting the expenses described above were approximately $18,355,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                               Direct or indirect payments to
                                directors, officers, general
                             partners of the Registrant or their
                              associates; to persons owning ten
                              percent or Direct or more of any      Direct or
                             class of equity securities of the      indirect
                             indirect issuer; and to affiliates    payments to
                                of the Registrant payments to        others
                             -----------------------------------   -----------
Temporary investments                    $ --                      $18,355,230

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

         a.       Exhibits:

                  27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).

         b.       Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ZYMETX, INC.
                                     ------------------------------------------
                                     (Registrant)


                                     /s/ G. Carl Gibson
                                     ------------------------------------------
                                     G. Carl Gibson
                                     Principal Financial and Accounting Officer


Date: February 11, 1998

                                INDEX TO EXHIBITS

Exhibit No.                          Item
-----------                          ----
   27.1                              Financial Data Schedule