Form 10-Q
period 1998-03-31
ZYMETX INC
filed 1998-05-13
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  6,635,630 shares of Common stock, $.001 par value, issued and outstanding at
                                  May 13, 1998


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

        Balance Sheets - June 30, 1997 and March 31, 1998..................2

        Statements of Operations - Three Months and Nine Months Ended

           March 31, 1997 and 1998 and Cumulative from Inception to

           March 31, 1998..................................................3

        Statements of Cash Flows - Nine Months Ended March 31,

        1997 and 1998 and Cumulative from Inception to March 31, 1998......4

        Notes to Financial Statements......................................5

Item 2. Management's Discussion and Analysis or Plan of Operations.........8


PART II  - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................17

Item 2.       Changes in Securities.........................................17

Item 3.       Defaults Upon Senior Securities...............................18

Item 4.       Submission of Matters to a Vote of Security Holders...........18

Item 5.       Other Information.............................................18

Item 6.       Exhibits and Reports on Form 8-K..............................18

SIGNATURES..................................................................19

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                      JUNE 30,          MARCH 31,
                                                                                        1997             1998
                                                                                     ------------      ------------
                                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    226,312      $    618,312
   Marketable securities, available-for-sale                                            1,594,382        19,262,285
   Inventory                                                                               99,107         2,310,732
   Prepaid insurance and other                                                              9,210            99,345
                                                                                     ------------      ------------
Total current assets                                                                    1,929,011        22,290,674

Property, equipment and leasehold improvements, net                                       295,393           503,419
Proprietary technology and other intangibles, net                                         116,827           105,475
Deferred offering costs and other, net                                                     41,746              --
                                                                                     ------------      ------------
Total assets                                                                         $  2,382,977      $ 22,899,568
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    540,025      $    437,572
   Accrued salaries, benefits and other                                                     9,929           195,329
                                                                                     ------------      ------------
Total current liabilities                                                                 549,954           632,901

Long term obligations--
   Note payable to stockholder due after one year                                         265,836           308,476
   Deferred lease rentals                                                                  69,029           165,135

Redeemable preferred stock--Series B (156,250 shares issued and outstanding at
   June 30, 1997; none at March 31, 1998)                                                 125,000              --

Stockholders' equity:
   Preferred stock $.001 par value; 9,843,750 Series A shares authorized
     (6,318,125 shares issued and outstanding at June 30, 1997; none at March
     31, 1998)                                                                              6,318              --
   Common stock $.001 par value; 30,000,000 shares authorized (919,568 shares and 6,635,630 shares issued and outstanding at June 30, 1997 and March 31,
     1998, respectively)                                                                      920             6,636
   Additional paid-in capital                                                           4,410,198        33,515,075
   Deficit accumulated during the development stage                                    (3,050,890)      (11,723,467)
   Unrealized holding gains (losses) on marketable securities available for sale            6,612            (5,188)
                                                                                     ------------      ------------
Total stockholders' equity                                                              1,373,158        21,793,056
                                                                                     ------------      ------------
Total liabilities and stockholders' equity                                           $  2,382,977      $ 22,899,568
See accompanying notes to financial statements                                       ============      ============


                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                               CUMULATIVE
                                                                                                                  FROM
                                                THREE MONTHS ENDED                NINE MONTHS ENDED           INCEPTION TO
                                                     MARCH 31,                        MARCH 31,                MARCH 31,
                                               1997            1998             1997             1998             1998
                                            -----------     -----------     ------------     -------------    -------------
Revenues:
   Sales                                     $    2,888      $     1,306      $     8,516      $     9,142     $     34,592
   Other                                           --               --               --               --              1,303
                                             ----------      -----------      ----------       -----------     ------------
Total revenues                                    2,888            1,306            8,516            9,142           35,895

Operating expenses:
   Research and development                     249,385          338,802          641,703          769,435        2,146,774
   Product development                             --            248,447             --            946,770          946,770
   Cost of sales                                  1,713              325            2,200            1,485            3,685
   Sales and marketing                             --            481,793             --            906,272          906,272
   Acquired technology and patent costs
     from OMRF                                     --               --            958,505             --            958,505
   General and administrative                   219,243          330,934          430,105          881,926        1,647,273
                                             ----------      -----------      ----------       -----------     ------------
Total operating expenses                        470,341        1,400,301        2,032,513        3,505,888        6,609,279
                                             ----------      -----------      ----------       -----------     ------------
Loss from operations                           (467,453)      (1,398,995)      (2,023,997)      (3,496,746)      (6,573,384)

Other income (expense):
   Interest and dividend income                  30,082          284,446           76,418          563,073          660,118
   Interest expense                             (12,802)         (14,924)         (46,129)         (42,640)        (113,937)
                                             ----------      -----------      ----------       -----------     ------------
Total other income                               17,280          269,522           30,289          520,433          546,181
                                             ----------      -----------      ----------       -----------     ------------
Net loss                                       (450,173)      (1,129,473)      (1,993,708)      (2,976,313)      (6,027,203)

Preferred stock dividend--Series B                2,344             --              6,261            3,211           11,815
Preferred stock dividend--Series C                 --               --               --          5,684,449        5,684,449
                                             ----------      -----------      ----------       -----------     ------------
Net loss applicable to common stock          $ (452,517)     $(1,129,473)     $(1,999,969)     $(8,663,973)    $(11,723,467)
                                             ==========      ===========      ===========      ===========     ============
Basic and diluted net loss per common
   share - Note 2                            $     (.49)     $      (.17)     $     (2.17)     $     (2.17)    $      (7.90)
                                             ==========      ===========      ===========      ===========     ============
Weighted average common shares
   outstanding                                  919,568        6,625,963          919,568        4,000,726        1,483,898
                                             ==========      ===========      ===========      ===========     ============


See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                        NINE MONTHS ENDED            INCEPTION TO
                                                                            MARCH 31,                  MARCH 31,
                                                                       1997             1998             1998
                                                                   ------------     ------------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                           $(1,993,709)     $ (2,976,313)     $ (6,027,203)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                      37,638            73,787           141,667
     Acquired technology and patent costs from OMRF                    336,422                 -           336,422
     Accretion of interest                                              42,057            42,640           103,819
     Deferred lease rentals                                             34,514            96,106           165,135
     Changes in operating assets and liabilities:
       Interest receivable on marketable securities                     (3,228)         (285,712)         (301,534)
       Prepaid insurance and other                                     (49,608)          (90,296)         (100,688)
       Inventory                                                         2,200        (2,211,625)       (2,244,444)
       Accounts payable                                                251,641          (102,453)          437,572
       Other liabilities                                                 4,965           214,942           224,871
                                                                   -----------      ------------      ------------
Total adjustments                                                      656,601        (2,262,611)       (1,237,180)
                                                                   -----------      ------------      ------------
Net cash used by operating activities                               (1,337,108)       (5,238,924)       (7,264,383)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                   (1,621,335)      (18,966,735)      (20,538,683)
Proceeds from maturities of marketable securities                            -         1,572,744         1,572,744
Purchase of property, equipment and leasehold improvements
                                                                      (280,200)         (269,912)         (612,591)
Purchase of inventory, proprietary technology and other
   intangibles                                                        (202,917)                -          (202,917)
                                                                   -----------      ------------      ------------
Net cash used by investing activities                               (2,104,452)      (17,663,903)      (19,781,447)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                      -                 -           392,510
Payments on notes payable                                             (302,012)                -          (311,271)
Purchase of fractional shares of preferred stock                             -              (175)             (175)
Proceeds from issuance of common stock                                   3,000        18,370,000        18,375,000
Proceeds from issuance of preferred stock--Series A                  4,383,338                 -         4,383,338
Proceeds from issuance of preferred stock--Series C                          -         4,925,002         4,925,002
Deferred offering costs of preferred stock and initial public
   offering                                                            (55,632)                -          (100,262)
                                                                   -----------      ------------      ------------
Net cash provided by financing activities                            4,028,694        23,294,827        27,664,142
                                                                   -----------      ------------      ------------
Net increase in cash                                                   587,134           392,000           618,312

Cash and cash equivalents at beginning of period                        39,469           226,312                 -
                                                                   -----------      ------------      ------------
Cash and cash equivalents at end of period                         $   626,603      $    618,312      $    618,312
                                                                   ===========      ============      ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 1998


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

ZymeTx, Inc. (the "Company" or "ZymeTx"), is a development stage biotechnology company engaged in the discovery and development of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases; and (ii) to use revenues from diagnostic products, to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.

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

At March 31, 1998, there were warrants outstanding for the purchase of an aggregate of 795,846 shares of the Company's common stock exercisable at an average of $6.31 per share. The Company also had 481,500 common stock options outstanding at March 31, 1998 at a weighted average price exercise of $1.53 per share under the Employees and Directors stock option plan. For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1997 financial statements filed on Form SB-2. The warrants and stock options were not included in the computation of diluted net loss per share, since the effect would be anti-dilutive.

In the Company's second fiscal quarter ending December 31, 1997, (the period in which the Company consummated its initial public offering), the Company recognized, as a charge to retained earnings, a non-cash dividend related to the automatic conversion of its Series C Preferred Stock to Common Stock and the rights of certain warrant holders to acquire shares of the Company's Common Stock. The non-cash dividend of $5,684,449 represents the difference between the price received per share for the Series C Preferred Stock and the price received per share for the Company's Common Stock issued in the public offering. The dividend reduces net income applicable to Common Stock and, accordingly, reduces earnings per share in the nine month period ended March 31, 1998.

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

OVERVIEW

ZymeTx, Inc. (the "Company" or "ZymeTx"), is a development stage biotechnology company engaged in the discovery, development, and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases; and
(ii) to use revenues from the Company's products, to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.


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

In September 1997, the Company received clearance from the FDA to market ZStatFlu(TM), the Company's first commercial diagnostic product, in the United States. Manufacturing of the units is performed through a number of subcontractors.

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

CURRENT EVENTS

In February 1998, the Company received a composition-of-matter and methods patent for the active compound in its new ZStatFlu(TM) test from the United States Patent Office as "4,7-Dialkoxy N-Acetylneuraminic Acid Derivatives and Methods for Detection of Influenza Type A and B Viruses in Clinical Specimens." The patent, covering the molecule designed to detect Influenza A and B enzyme neuraminindase, gives the Company protection on use of this molecule for the detection and treatment of other viruses.

In March 1998, the Company established an independent Scientific Advisory Board (the "SAB") comprised of leaders in enzymology and related fields to guide biotechnology research and development initiatives. The SAB has four active missions: (i) to provide counsel; (ii) to review, evaluate and impact the direction of ZymeTx's research and development: (iii) to help prioritize scientific projects based upon feasibility, novelty and success; (iv) to be active participants in the growing vision of the research and development program at ZymeTx. Also in March, the Company was allowed the U.S. patent, "Kit for visually detecting the presence of virus in a clinical specimen," which covers the Company's kit designed to work with proprietary compounds interacting with specific viruses. The viruses include influenza, parainfluenza, cytomegalovirus, adenovirus, herpes simplex and respiratory syncytial virus. The Company also received a formal allowance of a patent from the Canadian Patent Office to protect an active ingredient used to develop ViraZyme(R), a specialized viral enzyme technology behind the Company's proprietary ZStatFlu(TM) influenza test.

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

RESULTS OF OPERATIONS

PRODUCT SALES

Since its inception the Company has been a development stage company engaged primarily in research and product development activities, and has not generated significant revenues. The Company began shipping ZStatFlu(TM) to distributors late in the second quarter of fiscal 1998. The distribution agreements contain right of return provisions for product meeting certain requirements. Inasmuch as the Company cannot presently estimate the amount of future returns, this merchandise shipped to and held by the distributors is not reported as revenue until it is shipped from the distributors' warehouses to the end users.

For the quarter ended March 31, 1998, the Company did not recognize significant revenues from sales of ZStatFlu(TM). There were two principal factors for the lack of sales. First, was the desire of physicians to sample ZstatFlu(TM) prior to making a purchase decision. Second, the U.S. influenza season was short in 1998, which limited the Company's ability to adequately penetrate the market and gain physician acceptance of the product after an adequate sampling phase.

The Company intends to implement several marketing programs during the remainder of fiscal 1998 to educate physicians as to the medical and practice economic benefits from the use of ZStatFlu(TM) in the next influenza season. In addition to marketing directly to physicians, the Company will continue marketing to the managed care segment (HMO/PPO/PPM).

For the quarter ended March 31, 1998, the Company initiated a nationwide sampling program through the Company's distributors, in addition to direct sampling from the Company. While the physician trial uses of ZStatFlu(TM) are proceeding as expected, the resulting reorders will not yield material sales in fiscal 1998, but are expected to build physician awareness of ZStatFlu(TM) for the 1998-1999 influenza season.

RESEARCH AND DEVELOPMENT

Research and development spending for the quarter ended March 31, 1998 totaled $.3 million which represents an increase of 36% from the prior year's comparable quarter. The increase was primarily due to an increase in the scientific research staff and increased clinical testing expenses related to improved diagnostic products and continued research in therapeutic compounds. Research and development expenditures for the nine months ended March 31, 1998 total $.8 million representing a 20% increase over the comparable period in the prior year. It is anticipated that research and development spending will approximate $1.1 million for fiscal 1998.

PRODUCT DEVELOPMENT

Product development costs were expended in the manufacturing processes for the production of ZStatFlu(TM) totaling $.2 million for the quarter ended March 31, 1998. These costs were incurred for improving scaled-up manufacturing processes. Product development costs for the nine months ended March 31, 1998 total $.9 million. It is anticipated that product development expenditures will approximate $1.2 million for fiscal 1998.

SALES AND MARKETING

Sales and marketing expenses totaled $.5 million for the quarter and $.9 million for the nine months ended March 31, 1998. The expenditures were for increased ZStatFlu(TM) marketing and product samples sent to physicians for the Company's sample program and promotional expenses relating to the initial ZStatFlu(TM) sales efforts. It is anticipated that sales and marketing expenses will approximate $1.4 million for fiscal 1998.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.3 million for the quarter and $.9 million for the nine months ended March 31, 1998 representing a 51% and 105% increase, respectively from the comparable prior year periods. The increase was principally due to increased staff levels in accounting, finance and human resources, which replaced services previously supplied by Oklahoma Medical Research Foundation. Additional costs were also incurred to support the Company's investor relations and public relations programs. The Company anticipates that total, general and administrative expenses will approximate $1.2 million in fiscal 1998.

OTHER INCOME (EXPENSE)

Interest and dividend income for the quarter and nine months ended March 31, 1998 totaled $.3 million and $.6 million, respectively compared with $30,000 and $76,000 for the comparable prior year periods. The increase is due to increases in cash investments resulting from an initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at March 31, 1998, was $21.7 million, as compared to $1.4 million at June 30, 1997. This increase was the result of a private placement closed in August 1997 netting the Company $4.9 million and the Company's initial public offering closed in November 1997 netting the Company $18.4 million.

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

Manufacturing expenses for ZStatFlu(TM) will depend on market acceptance of the product. Currently, the Company has sufficient inventory to support a broad nationwide sampling program prior to the 1998-1999 North American influenza season. Sample programs are currently in process in Southern Hemisphere countries. The extent of sampling activities in conjunction with orders for the product will determine the amount of production of additional units. Currently, the Company has adequate substrate (the essential chemical compound for the Company's principal diagnostic product) on hand to manufacture up to 1 million units. The Company has an adequate number of kit components on hand to assemble 400,000 diagnostic kits to further augment finished goods inventory.

As a consequence of the difference between the price received per share of Common Stock in the initial public offering and the effective price received per share in the 1997 Private Placement, the Company was required to recognize a non-cash preferred dividend. The amount of the preferred dividend was $5.7 million. Recognition of this preferred dividend does not, however, reduce cash flow from operations, reduce net income of the Company or increase any net loss.

FACTORS AFFECTING FUTURE OPERATIONS

The following is a discussion of factors that the Company believes could have an impact on its future operations and financial performance:

         No Assurance of Market Acceptance

         There can be no assurance that ZStatFlu(TM) will achieve market acceptance during the next influenza season, which will not be expected to commence until the second quarter or third quarter of fiscal 1999. During the 1997-98 influenza season, the Company was not successful in realizing sales of that product, due principally to the desire of physicians to sample the product prior to making a purchase decision and the short influenza season in 1998. In addition, there can be no assurance that any of the Company's other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of the Company's products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize ZStatFlu(TM) or any other products currently cleared or under development by the Company.

         No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products

         The Company's business strategy involves the discovery and development of products in addition to the Company's currently FDA cleared diagnostic products, particularly therapeutic products. These products are in early stages of research and development and further research, development and extensive testing will be required to determine their technical feasibility and commercial viability. Until the development process for these products is complete, there can be no assurance that such products will perform in the manner anticipated by the Company, be commercially viable or even if commercially viable, that such products will receive FDA clearance. The Company may experience delays in the commercial introduction of these products, and such delays could be significant. The proposed development schedules for the Company's other diagnostic and therapeutic products may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, proprietary technology of others, possible changes in government regulation and the availability of funding sources. Any delay in the development, introduction and marketing of the Company's products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives.

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

             The proceeds of the Offering were subject to the following actual expenses:

                             Direct or indirect payments to directors, officers,
                             general partners of the Registrant or their
                             associates; to persons owning ten percent or             Direct or
                             more of any class of equity securities of the             indirect
                             indirect issuer; and to affiliates of the                payments to
                             Registrant                                                 others
                             ---------------------------------------------------     ------------
Underwriting discounts and
commissions                                          $-                              $1,692,800
Finders' Fees                                         -                                       -

Expenses paid to or for underwriters
                                                      -                                 634,800

Other Expenses                                        -                                 477,400

                                                     --                              ----------
Total Expenses                                       $-                              $2,805,000
                                                     ==                              ==========

         The net proceeds of the Offering after deducting the expenses described above were approximately $18,355,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                                             Direct or indirect payments to
                                             directors, officers, general
                                             partners of the Registrant or their
                                             associates; to persons owning ten                     Direct or
                                             percent or more of any class of equity                 indirect
                                             securities of the issuer; and to affiliates          payments to
                                             of the Registrant                                      others
                                             --------------------------------------------         ------------
Temporary investments                                                $-                             $18,355,230

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

                  27.2 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).

                  27.3 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).

         b.       Reports on Form 8-K: None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ZYMETX, INC.
                                    -----------------------------------
                                    (Registrant)


                                    /s/ G. Carl Gibson
                                    -----------------------------------
                                    G. Carl Gibson
                                    Principal Financial and Accounting Officer


Date: May 13, 1998

-------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1           Financial Data Schedule. (Exhibit 27 is submitted as
                an exhibit only in the electronic format of this
                Quarterly Report on Form l0-QSB submitted to the
                Securities and Exchange Commission).

 27.2 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).

 27.3 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).