Form 10KSB
period 1998-06-30
ZYMETX INC
filed 1998-09-28
CIK 921439

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from          to
                                        --------    --------

Commission File Number: 000-23145


                                  ZYMETX, INC.
                 (Name of small business issuer in its charter)

        DELAWARE                                               75-731444040
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   800 RESEARCH PARKWAY, SUITE 100
      OKLAHOMA CITY, OKLAHOMA                                      73104
(Address of principal executive offices)                         (Zip Code)

                                 (405) 271-1314
                          (Issuer's telephone number)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $.001 PAR VALUE

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES   X      NO
                                     ---        ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                              YES          NO   X
                                   ---         ---

         Issuer's revenues for its most recent fiscal year $51,681.

         As of September 1, 1998 the aggregate market value of voting stock held by non-affiliates of such stock was $20,888,627 (based on the closing price for the common stock on the Nasdaq stock market on such date). As of September 1, 1998 there were 6,636,880 shares of Common Stock, $.001 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

         Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

         The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 11, 1998 is incorporated by reference in Part III, Items 9, 10, 11, 12, and 13.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---
================================================================================

                                  ZYMETX, INC.

                                  FORM 10-KSB
                    For the fiscal year ended June 30, 1998


                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 4A.         Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 5.          Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . . . . . . .  17

Item 6.          Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  18

Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 8.          Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART III          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART IV           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Item 13.         Exhibits, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-1

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         ZymeTx, Inc. (the "Company" or ZymeTx"), is a development stage biotechnology company engaged in the discovery and development of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's business is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases; and (ii) to earn revenues from marketing "ZstatFlu(TM)" the Company's first diagnostic product, to sustain a comprehensive viral therapeutic research and development program.

         ViraZyme(R), the Company's core technology, exploits the subtle structural differences and characteristics of enzymes to create viral diagnostic and therapeutic products. The Company's diagnostic technology is a proprietary two- part compound that will split when the compound contacts a specific target site (an enzyme). As a result of this split, one part of the compound becomes visible to the naked eye when collected in the Company's testing device, permitting the user to make a diagnosis regarding the presence of the virus targeted by the test. For therapeutic products, a modified version of the diagnostic compound is used that will bind to a specific enzyme and prevent the enzyme's contribution to the infection process.

         The Company's initial viral targets are respiratory infections including influenza A and influenza B, RSV, parainfluenza and adenovirus, as well as the non-respiratory infections HSV, CMV and HIV, which is the virus that causes AIDS.

         The Company was incorporated under the laws of the State of Delaware in 1994.

         ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by the Company.

ZYMETX TECHNOLOGY

         SCIENTIFIC BACKGROUND. Significant advances made in the field of microbiology in recent years have increased scientists' understanding of cell biology, disease process and disease progression. These advances have opened the field of virology to new approaches. Scientific thought has previously acknowledged that enzymes have a critical function to perform in viruses. However, many scientific leaders have asserted that enzyme structure is based primarily on the function and not on the origin of the enzyme. Contrary to this assertion, the Company believes that enzymes are gene-encoded products and possess exploitable differences based upon their origin. The prevailing body of science, while not in direct conflict with the Company's premise, has maintained that if such differences in fact existed they would be too insignificant to be exploited. The Company has demonstrated the ability to exploit these subtle differences and thus identify enzymes unique to the host virus.

         The Company's ViraZyme technology focuses on the development of highly specific/selective molecules that will interact only with an enzyme of specific origin, such as viral, mammalian, bacterial, etc. This permits interaction with one enzyme while preventing activity with a similar enzyme of different origin. Using a proprietary series and sequence of assays that is supported by X-ray crystallography/rational design, the Company can identify the fingerprint of critical enzymes and then build molecules that will have great preference for only the targeted form of the enzyme.

         The core of the ViraZyme approach is the identification of essential target sites of viral enzymes and synthetic production of molecules that have selective action at an identified target site. The Company believes that this approach is effective for development of both diagnostic and therapeutic programs. The early research for both the diagnostic and therapeutic programs is quite similar and mutually supportive, with both utilizing a rational design and a traditional organic chemistry approach.

         VIRAZYME TECHNOLOGY. Virus particles contain proteins which are essential for the virus to infect its host. For example, the influenza virus has eight of these proteins, several of which function as structural components while others function as enzymes. Enzymes are biological catalysts which are able to transform one biochemical substance into another, specifically and rapidly, without being consumed in the reaction. Because of the enzyme's location on the virus particle and the importance of catalytic reactions to the virus' function, such sites would typically make an attractive target for diagnostic compounds or therapeutic inhibitors. However, similar enzymes of bacterial and mammalian origin are also present in the body and are necessary to perform normal and vital cell functions. Until recently, scientists believed one could not differentiate among viral, mammalian or bacterial enzymes, thereby rendering the enzyme on the virus pointless as a viral target. However, the ViraZyme technology demonstrates that there are subtle differences in enzyme active sites depending upon whether they are of viral, mammalian or bacterial origin.

         The Company's ViraZyme technology uses a methodology for discovering the subtle, origin-dependent differences of enzymes and exploiting such differences through the use of proprietary substrate and inhibitor molecules specific to viral enzymes. By introducing a chromogen-linked ViraZyme substrate to a virus in a clinical specimen, only the targeted viral enzyme will continuously cleave the chromogen from the substrate molecules. The ViraZyme technology utilizes the naturally occurring enzyme to produce thousands of reactions at the catalytic site while other methods, such as MAbs and gene probes, employ secondary reactions which require additional steps to produce multiple reactions. For therapeutic applications of this technology, specifically designed inhibitor molecules are administered to a person infected with a virus to inhibit the natural enzyme activity which is critical to the infection process. This would theoretically stop the course of the illness. See "- Therapeutic Research Program - Influenza Therapeutic Development."

         The Company has developed ZstatFlu using ViraZyme technology and is developing diagnostic tests utilizing the ViraZyme technology for numerous medically significant viruses beyond influenza, including HSV and RSV. The Company also has plans to develop similar diagnostic tests for CMV and adenovirus, and is in the early stages of research regarding therapeutics utilizing the ViraZyme technology for enzymes associated with many of these same viral diseases. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors Affecting Operations - No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products."

         The selection of viral diseases other than influenza to be targeted for commercialization of the Company's products is based on the following criteria: potential market size, the viral disease's incidence, morbidity/mortality, the availability of diagnostics and therapeutics, and the existence of possible corporate partners. See "-Sales and Marketing." Developing any additional products will require significant ongoing research and development. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors Affecting Operations - No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products."

         During each of fiscal 1997 and fiscal 1998, the Company incurred research and development expenses of $1.1 million, and in fiscal 1997 and fiscal 1998, acquired in-process technology of approximately $1.0 million and $.2 million, respectively.

ZSTATFLU

         BACKGROUND. The first product developed by the Company was ZstatFlu, a rapid point-of-care ("POC") diagnostic test for influenza. ZstatFlu permits, for the first time, the rapid and simple POC detection of the influenza virus directly from a patient specimen.

         ZstatFlu targets the amplifying capability of the influenza neuraminidase enzyme. The ViraZyme technology incorporates novel substrate molecules which react with the influenza neuraminidase enzyme and allows the presence of the influenza virus to be detected.

         These substrate molecules include two parts: (i) a "recognition" portion which enters into the catalytic site of the enzyme; and (ii) a chromogen "reporter" portion which gives a visible signal after the enzyme has cleaved it from the recognition portion.

         A single influenza virus particle contains over 400 neuraminidase enzyme molecules on its surface. The cavity in this viral enzyme is not present in the same form as that of neuraminidase of a mammalian or bacterial origin and is the "catalytic site" or the place where the enzyme causes the reaction to proceed. The enzyme, when placed in a solution containing the substrate, causes a cascade of reactions where the "reporter" portion generates a visible color indicating the presence of the virus.

         PRODUCT STATUS.   The Company received Food and Drug Administration
("FDA") 510(k) clearance for its ZstatFlu product in September 1997. The Company sells ZstatFlu directly to consumers at a price of $18 to $24 per unit and to distributors at a price between $12 to $15 per unit, depending on volume discounts.

         During fiscal 1998, the Company reduced the incubation time for the test from 60 minutes to 30 minutes, and the format incorporating the reduced incubation time will be introduced for the 1998-99 influenza season. In addition, the product was approved in 1998 by the FDA as "portable," which allows offices that are not certified under the Clinical Laboratory Improvement Act of 1988 ("CLIA") to send the patient's specimen to a reference laboratory for analysis.

CURRENT PRODUCTS CLEARED BY THE FDA

         The following products previously developed by the Company have received clearance from the FDA and were successfully developed for strategic regulatory purposes; however, the Company has chosen not to expend resources to market these products and there can be no assurance that markets for these products will be significant or that the Company will ever market them.

         VIRAZYME CULTURE SCREEN.   ViraZyme Culture Screen is a product
available to clinical labs, in contrast to the use of ZstatFlu, which may be used both in physician office laboratories and clinical labs. The Company believes that the Culture Screen product reduces labor-intensive procedures in the clinical laboratory, thereby reducing costs. The FDA cleared this product in June 1996.

         VIRASTAT PARAINFLUENZA 1, 2 AND 3.   ViraSTAT Parainfluenza 1, 2 and 3
is the first of a series of clinical lab products developed by the Company using MAb technology. This product has several distinct advantages over time and labor-intensive tests of other clinical lab products currently available. The Company intends to develop other MAb- based products for the detection of adenovirus, RSV and the influenza A/B products which comprise the respiratory panel, and HIV types 1 and 2. The FDA cleared this product in 1995.

OTHER DIAGNOSTIC PRODUCTS IN DEVELOPMENT

         VIRAZYME INFLUENZA ID A/B. The ZstatFlu product is designed to accurately detect the presence of the influenza virus. However, this product does not differentiate between Type A and Type B influenza. The identification of influenza as either Type A or Type B is important for segments of the marketplace which require definitive diagnosis for epidemiological purposes. The Company may utilize its proprietary antibodies which target the influenza virus to create a ViraZyme Influenza ID A/B test which would specifically and rapidly identify the particular type of influenza present in a specimen should the market support such a product. See "-Intellectual Property - Licenses from OMRF."

         VIRASTAT FITC LABELED MONOCLONAL ANTIBODIES. The Company's scientific staff has developed an improved proprietary method for directly labeling MAbs with the commonly used fluorescent dye molecule fluorescein isothiocynate FITC. Microscopy utilizing fluorescent antibodies represents the most efficient and currently accepted method employed by clinical laboratories in the culture and identification of viruses. Using its improved methods for directly labeling MAbs with fluorescent dye, the Company has developed labeled MAbs for both Type A and Type B influenza. These antibodies may be marketed separately or may be marketed in a panel with other MAbs for detection of respiratory viruses. In-house testing of these MAbs comparing them to those commercially available has found the Company's ViraSTAT MAbs to be superior. Both influenza Type A and B MAbs were successfully tested separately and as a pool in clinical studies during the fall of 1996. These MAbs will be submitted for clearance under the FDA 510(k) process.

         HERPES SIMPLEX VIRUS (HSV). The Company has identified several promising enzyme targets for HSV and the Company's technology is being focused on delivering a rapid and simple diagnostic product for HSV for use in physician offices. The Company has a goal of developing an HSV diagnostic within three years. There can be no assurance that such a diagnostic product can be developed within such time, or at all.

THERAPEUTIC RESEARCH PROGRAM

         INFLUENZA THERAPEUTIC DEVELOPMENT. The Company is pursuing the discovery of therapeutic compounds for influenza. A significant issue in the development of an influenza therapeutic is the specificity of the molecule to its targeted site. The Company has demonstrated in its laboratories specific activity at a targeted viral enzyme site with its novel compounds and has achieved a significant advance in the development of its therapeutic program. The Company has identified specific attributes of a molecule that is highly active as an inhibitor to the target site of the influenza virus. These newly identified attributes combined with the Company's demonstrated specificity provide the basic model for the development of further novel compounds for use as influenza therapeutics. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors Affecting Future Operations - No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products."

         The following are milestones for the development of an influenza therapeutic. Beginning with Milestone "6" and thereafter, the Company believes that a pharmaceutical corporate partner will be necessary to co-develop this drug and perform the clinical trials. The Company has not initiated substantial discussions with such a partner.


          VIRAZYME INFLUENZA THERAPEUTIC DEVELOPMENT MILESTONES                 STATUS
          -----------------------------------------------------                 ------
         1.   Identification of novel, highly specific family of compounds.     Completed

         2.   Plaque assay determination of utility.                            Additional compounds
                                                                                continuing

         3.   Viral  specificity testing of potential lead compounds.           Additional compounds
                                                                                continuing

         4.   Animal testing of potential lead compounds.                       Advancing*

         5.   Selection of a "lead" compound (specific inhibitors).             In Process

         6.   Initiate Phase I trials (safety challenge).                       Unscheduled

         7.   Initiate Phase II trials (dose ranging).                          Unscheduled

         8.   Initiate Phase III trials (proof of efficacy).                    Unscheduled

----------
     *        Three compounds tested, two advancing.

         There can be no assurance that such milestones will be achieved on schedule, or at all. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors Affecting Operations - No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products."

         HERPES SIMPLEX VIRUS (HSV). Currently the only effective therapeutic products generally accepted for treatment of HSV are Glaxo Wellcome's acyclovir and valcyclovir, and SmithKline Beecham's famciclovir. The Company's HSV development program is focused on enzymes that are oriented to the maturation or propagation of the HSV virus. The Company believes that the mode of action of a Company-developed product will be different than that of acyclovir, and that its technology could lead to an alternative product. The Company has a goal of identifying in the next four years lead compounds for HSV therapeutic development. There can be no assurance that such compounds can be identified within such time or at all. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors Affecting Operations - No Assurance of Successful or Timely Development of the Company's Therapeutic or Other Diagnostic Products."

         HUMAN IMMUNODEFICIENCY VIRUS (HIV). During fiscal 1998, the Company licensed (the "OMRF HIV License") from Oklahoma Medical Research Foundation ("OMRF") a family of chemical compounds that have demonstrated activity against HIV in laboratory tests. Currently, the only approved therapies for HIV are directed at either the reverse transcriptase or protease, key enzymes that are necessary for viral reproduction and subsequent infection of new host cells. In order to prevent the development of drug resistance, up to three therapies with different viral targets are generally used in combination. Combination therapy has been shown to suppress HIV replication to undetectable levels. However, some patients do not respond to current therapies or experience significant side effects. In addition, HIV viruses that are resistant to multiple therapies are being transmitted at increasing rates.

         The Company believes that its compound acts by modifying the HIV RNA, the central component of the virus. This interferes with the virus's ability to replicate, while also making the RNA strand susceptible to breakage. Additional research has shown that this compound can create cross-linkages between the viral RNA and its own protein, creating a tangled web that prevents spread of the virus. Certain other factors may enhance the activity of this compound and will be the subject of continued study to optimize the potential therapeutic benefit.

         The Company's compound, which is being developed as an oral agent, must clear significant pre-clinical and Phase I-III clinical trials before it may be approved for marketing. It is the Company's intention to file an Investigational New Drug (IND) application with the FDA following successful completion of current pre-clinical studies. See "-Intellectual Property - Licenses from OMRF."

SALES AND MARKETING

         PRIMARY CARE MARKET. The principal market for the Company's ZstatFlu product is physicians' office laboratories, of which there are an estimated 100,000 in the U.S. The focus of the Company's sales effort for fiscal 1999 is the primary care market and acute-care/hospital market, although some product may be sold to the extended care market during the first year. The ability of a physician to conduct diagnostic tests in the office enables the physician to identify and run additional tests that help establish the basis for a firm diagnosis and a sound therapeutic decision. To reach this market, the Company is employing two approaches: (i) utilization of a contract sales organization ("CSO"); and (ii) selling through distributors. The Company has contracted with Headcount, LLC, a CSO, that will manage up to 30 territory representatives during the influenza marketing season, which is approximately eight months, beginning in August. The Company has distributor relationships with Bergen Brunswig, McKesson General Medical, LABSCO, Fischer Scientific and InfoLab.

         MANAGED CARE MARKET. For physicians that practice in the managed care setting, the Company's strategy is to demonstrate a significant savings and better utilization of antibiotics. It is recognized within the health care industry that antibiotics are significantly over-utilized for upper respiratory illness, which is of great concern and cost to HMO's and other managed care organizations. Physicians, without proper diagnostic tools such as ZstatFlu, are unable to accurately diagnose viral versus bacterial respiratory infections. This contributes significantly to the overuse of antibiotics and the resultant unnecessary cost to the healthcare system. Overuse of antibiotics also contributes to development of drug resistance by certain bacteria. The Company has targeted ZstatFlu to the managed care (HMO/PPO/PPM) segment where specific controls can be readily put in place for insurers, physicians and patients that will lead to both improved quality of care and reduced costs for management of upper respiratory infections.

         PHARMACO-ECONOMIC MODEL. The potential cost savings in using ZstatFlu have been demonstrated in a pharmaco-economic model created by the Company.
The model, which is distributed by the Company to potential customers, was published by the University of South Carolina Department of Pharmacy as an outcome analysis of the management of upper respiratory infection. The purpose of the interactive computer model is to demonstrate to the managed care market the potential savings that would be available through the implementation of a practice protocol that utilized ZstatFlu. The interactive feature of such model allows the managed care company to input its own statistical data to calculate total or segment-specific savings potentials in evaluating conventional influenza treatment with treatment involving ZstatFlu.

         In comparing the cost of conventional treatment per influenza episode with the treatment involving ZstatFlu, the managed care company can assess the impact of reducing the percentage of cases in which antibiotics are prescribed, as well as the potential reduction in expenses by utilizing nurse triage with the ZstatFlu prior to involving a physician evaluation.

         The cost benefit generated by the use of ZstatFlu is greater if the number of subsequent physician visits is reduced by the use of ZstatFlu. This is because 50% of physician visits for upper respiratory illness result in subsequent visits to the physician. The extent to which managed care companies can reduce subsequent visits through use of ZstatFlu will make the cost savings more significant.

         THERAPEUTIC PRODUCTS. For its therapeutic products, the Company does not intend to establish its own sales and marketing force, but will seek collaborative relationships with pharmaceutical companies. In the event that potential collaborative partners are identified, the Company will have to negotiate and enter into definitive agreements for the development of such therapeutic products. There can be no assurance that the Company will be successful in contracting with other firms for the collaborative development of therapeutic products based on the ViraZyme technology or that any such agreements will be on terms favorable to the Company. See "Item 6. Management's

Discussion and Analysis or Plan of Operation - Factors Affecting Future Operations - No Manufacturing Capability; Reliance on Third-Party
Manufacturers."

MANUFACTURING ARRANGEMENTS; SOURCES OF RAW MATERIAL

         The Company has contracted with two manufacturers to produce the chemical compounds comprising ZstatFlu for the 1998-99 influenza season. One of these also assembles, packages and ships the product. The Company may, however, establish its own production facility located in Oklahoma if conditions indicate that having its own facility will result in no increased production costs per unit and the availability of the principal chemical compound for ZstatFlu does not make outsourcing advantageous relative to production by the Company.

         The Company has secured the chemical compounds necessary for the 1998-99 influenza season production requirements, and other material is currently available in quantities and within delivery schedules that meet the Company's fiscal year requirements.

         The Company has the technical capability with its existing personnel to produce the chemical for ZstatFlu in the event the Company establishes its own production facility. Additional technicians, facilities and equipment would be required, however, for the Company to conduct its own production operation.

EUROPEAN AND OTHER FOREIGN MARKETS

         Requirements for marketing a diagnostic product in Europe are generally less stringent than in the U.S. Once an application for marketing clearance is submitted to the FDA, the product covered by such application may be marketed in certain European countries. The company has received clearances to market ZstatFlu in Switzerland, New Zealand, Canada, Australia and South Africa.

COMPETITION

         Competition in the Company's markets is intense. The Company competes with a large number of companies ranging from very small businesses to large diagnostic, healthcare, pharmaceutical, biomedical and chemical companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. The Company intends to compete primarily on the basis of the clinical utility, accuracy, speed, ease of use and other performance characteristics of its products and, to a lesser degree, on the price of its products.

         The Company is aware that other companies are developing influenza diagnostics which may compete with the Company's products. These diagnostic products could compete directly with ZstatFlu and other Company products which utilize the Company's ViraZyme technology. The existence of these and other competing products or procedures that may be developed in the future may adversely affect the marketability of products developed by the Company.

         Although the Company's existing licensed patent rights cover a broad field of viral diagnostics, the Company is aware of the efforts of others to develop diagnostics for viral disease. Quidel, working with Glaxo Wellcome, and Biostar, working with Biota Holdings, Ltd. ("Biota"), have each publicly announced influenza diagnostic programs. Biostar/Biota announced a 510(k) filing on their influenza diagnostic in May 1998. The Company believes that the primary methods being used by these competitors and others to develop such diagnostics are substantially different than the Company's methods and do not offer the anticipated market advantages of the ViraZyme system. There can be no assurance, however, that the Company will be successful in fully developing its products so that such expected marketing advantages will be realized or that the competitive advantages of products of competitors will not exceed those of the Company's products.

         In addition, the Company is aware of influenza therapeutic programs of other companies; specifically Glaxo Wellcome, whose influenza therapeutic the Company believes is in FDA Phase III clinical trials; Roche, which has begun Phase I or Phase II clinical trials for its therapeutic for influenza; and R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceuticals, Inc., both Johnson & Johnson companies whose influenza program is in later stage clinical research. Programs underway at Glaxo Wellcome, Roche and Johnson & Johnson both involve inhibition of enzymes in a manner similar to the Company's approach. The Company recognizes that these two competitors are further advanced in the development of influenza therapeutics than is the Company and may come to the market with a therapeutic product earlier than the Company, which could be a barrier to market acceptance of the Company's product, if developed.

         A therapeutic product developed by Glaxo Wellcome, Roche and Johnson & Johnson will be a strong competitor for any therapeutic which the Company may develop, because of the substantially greater resources of such companies. In the event the Company develops a therapeutic product, it plans to contract with a large pharmaceutical company to increase the Company's ability to compete against large companies such as Glaxo Wellcome, Roche and Johnson & Johnson. There can be no assurance that such a contract can be secured on terms satisfactory to the Company, or at all.

         The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and obtain adequate capital resources.

INTELLECTUAL PROPERTY

         LICENSES FROM OMRF. Under the terms of a license from OMRF (the "OMRF ViraZyme License"), the Company has been granted an exclusive, perpetual, worldwide license covering all of the patents which comprise the ViraZyme technology and all foreign patents and patent applications corresponding to those patent applications (the "ViraZyme Patent Rights"). The issued U.S. patents covered by the OMRF ViraZyme License expire in the U.S. from 2010 to 2013. The Patent Rights relate to the methods for use of naturally occurring viral enzymes to detect the presence of a specific virus from a patient specimen with the test yielding a visible reaction, as well as patents on specific novel compounds, synthesis pathways and composition of matter. The OMRF ViraZyme License grants the Company the perpetual, exclusive worldwide right to manufacture, have manufactured, use, sell or have sold, products made under the Patent Rights. In consideration for the OMRF License, the Company has: (i) paid OMRF a license fee of $825,000; (ii) executed a note in the principal amount of $425,000; (iii) granted OMRF a 2.0% royalty on net sales of products derived from patents held by OMRF and covered by the OMRF ViraZyme License; (iv) granted to OMRF a warrant (the "OMRF License Warrant") to purchase 5,667 shares of Common Stock at $3.20 per share; and (v) issued to OMRF 165,130 shares of Common Stock.

         Under the terms of the OMRF ViraZyme License, the Company assumed responsibility to pay Biota a royalty of 4% of the revenues derived by the Company from sales of diagnostic products utilizing intellectual property ("Collaboration Intellectual Property") developed during a research collaboration between Symex Corp. ("Symex") and Biota. The Company does not believe that the ZstatFlu product utilizes Collaboration Intellectual Property and, therefore, does not believe that a royalty will be due Biota. However, there can be no assurance that Biota will not be successful in establishing that ZstatFlu utilizes Collaboration Intellectual Property and that a royalty will be due Biota. In the event that a royalty is payable, royalty payments to OMRF will be offset by any royalties payable to Biota, and the Company does not believe that such obligation to Biota would materially adversely affect the Company's capitalization or operations.

         Under the OMRF HIV License, the Company has been granted an exclusive worldwide license to compounds indicating in laboratory tests to have activity against AIDS. The Company has paid OMRF an up-front royalty of $150,000, and has agreed to pay OMRF: (i) a royalty of $1.0 million at the time a New Drug Application ("NDA") is filed with the FDA with respect to any new product or service; (ii) a royalty of $5.0 million, payable in five annual installments, commencing on approval of the NDA for any product or service; and (iii) a royalty of 8% of net sales (offset by any of the Company's research and development costs, other than costs of clinical trials).

         The Company believes that the family of compounds being developed by it for therapeutic use are not within the claims of any other company, including Glaxo Wellcome or Roche, who the Company is aware has filed patent applications for certain therapeutic products based upon the review of patent disclosures made by such companies.

         OTHER PROPRIETARY RIGHTS. In addition to patent rights, the Company relies on trade secrets, trademarks and nondisclosure agreements to establish and protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in its processes and products to the same extent as do the laws of the U.S.

         The Company relies substantially on certain technologies which are not patentable or proprietary and therefore may be available to the Company's competitors. In addition, many of the processes and much of the know-how of importance to the Company's technology are dependent upon the skills, knowledge and experience of its scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect its rights in these areas, the Company requires all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, knowledge or other proprietary information. ViraZyme and ViraSTAT are trademarks registered to OMRF and licensed to the Company under the terms of the OMRF License.

GOVERNMENT REGULATION

         The following is a summary of principal areas of governmental regulation which affect the Company and its operations. Any change in governmental regulations or in the interpretation thereof could have a material adverse effect on the Company.

         THERAPEUTIC PRODUCTS. The production and marketing of the Company's therapeutic products and its therapeutic research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs are subject to rigorous regulation. The Federal Food, Drug and Cosmetics Act, as amended, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed therapeutic products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to regular inspections by the FDA and must comply with GMP. To supply products for use in the U.S., foreign manufacturing establishments must also comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreement with the FDA.

              New Drug Development and Approval. The U.S. system of new drug approval is the most rigorous in the world. According to a February 1993 report by the Congressional Office of Technology Assessment, it cost an average of $359 million and took an average of 15 years from discovery of a compound to bring a single new pharmaceutical product to market. Approximately one in 1,000 compounds that enter the pre-clinical testing stage eventually makes it to human testing and only one-fifth of those are ultimately approved for commercialization. In recent years, societal and governmental pressures have created the expectation that drug discovery and development costs can be reduced without sacrificing safety, efficacy and innovation. The need to significantly improve or provide alternative strategies for successful pharmaceutical discovery, research and development remains a major health care industry challenge.

              Pre-Clinical Testing. During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests can take three years or more to complete.

              Investigational New Drug (IND) Application. After pre-clinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if the FDA does not reject it within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, how the chemical compound is manufactured, the method by which it is believed to work in the human body, and any toxic effects of the compound found in the animal studies. In addition, the IND must be reviewed and approved by an institutional review board consisting of industry exports, including physicians at the hospital or clinic where the proposed studies will be conducted. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.


              Phase I Clinical Trials. After an IND becomes effective, Phase I human clinical trials can begin. These studies, involving usually between 20 and 80 healthy volunteers, can take one year or more to complete. The studies determine a drug's safety profile, including the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, as well as the duration of its action.

              Phase II Clinical Trials. In Phase II clinical trials, controlled studies of approximately 100 to 300 volunteer patients with the targeted disease assess the drug's effectiveness. These studies are designed primarily to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects on these patients. These studies can take two years or more and may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted that evaluate not only the efficacy but also the safety of the drug on the patient population.

              Phase III Clinical Trials. This phase typically lasts up to three years or more and usually involves 1,000 to 3,000 patients with the targeted disease. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any adverse reactions that may result from long-term use of the drug.

              New Drug Application (NDA). After the completion of all three clinical trial phases, the data are analyzed and if the data indicate that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug that has been gathered to date, including data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 1995 was approximately 19 months.

              Fast Track Review. In December 1992, the FDA formalized procedures for accelerating the approval of drugs to be marketed for the treatment of certain serious diseases for which no satisfactory alternative treatment exists, such as Alzheimer's disease and AIDS. If it is demonstrated that the drug has a positive effect on survival or irreversible morbidity during Phase II clinical trials, then the FDA may approve the drug for marketing without completion of Phase III testing.

              Approval. If the FDA approves the NDA, the drug becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including descriptions of any adverse reactions reported. For certain drugs which are administered on a long-term basis, the FDA may request additional clinical studies (Phase IV) after the drug has begun to be marketed to evaluate long-term effects.

         REGULATION OF DIAGNOSTIC PRODUCTS. The manufacture, distribution and sale of any of the Company's products in the U.S. for clinical diagnostic purposes will require prior authorization by the FDA. The FDA and similar agencies in foreign countries, especially Japan, have promulgated substantial regulations which apply to the testing, marketing, export and manufacturing of diagnostic products. To obtain FDA clearance of a new product for diagnostic purposes, the Company will, in most cases, be required to submit proof of the safety and efficacy of the product. Such proof typically entails clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming.

         The clinical testing required by the Company's diagnostic products is expected to be significantly less extensive than that typically required for the development of a drug or therapeutic product or for an invasive procedure. Nevertheless, these clinical testing protocols may take several months or even years to complete, depending on the nature of the filing. There can be no assurance that the FDA will act favorably or quickly in making its review, and significant difficulties or costs may be encountered by the Company in its effort to obtain FDA clearances that could delay or preclude the Company from marketing its products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. Based upon the data submitted to it, the FDA may also limit the scope of the labeling or permitted use of the product or deny the application all together. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit those products or technologies.

         The marketability of the Company's diagnostic products may also be affected by certain state and Federal legislation covering the use of diagnostic tests in physician offices, including CLIA which requires physicians' offices conducting tests which require sophisticated instruments or specially trained personnel to be certified or licensed under CLIA. Although the Company believes that CLIA regulations apply, it does not believe that CLIA will restrict the use of the Company's diagnostic products in its target markets; however, there can be no assurance that this will be true and such restrictions could severely limit the marketability of the Company's planned products.

         The Company's currently contemplated diagnostic products are regulated as medical devices. Prior to entering commercial distribution, all medical devices must undergo FDA review under one of two basic review procedures: a
Section 510(k) pre-market notification or a pre-market approval application ("PMA"). A 510(k) is submitted to demonstrate that the product in question is
"substantially equivalent" to another legally marketed device.   In the event
any of the Company's diagnostic products do not qualify for clearance under the 510(k) procedure, it may be required to file a PMA which shows (i) that the product is safe and effective based on extensive clinical testing among several diverse testing sites and population groups; and (ii) that the product has acceptable sensitivity and specificity. This requires much more extensive testing than does the 510(k) procedure and involves a significantly longer FDA review after the date of filing. In response to a PMA, the FDA may grant marketing clearance, may request additional information, may set restrictive limits on claims for use or may deny the application all together.

         After product clearance has been received, such clearance may still be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition to obtaining FDA approval for each product, the FDA must, under the PMA guidelines, approve the manufacturing facilities and procedures for the product. The FDA will also inspect diagnostic companies on a routine basis for regulatory compliance with GMP. The Company believes that the use of its diagnostic products will not be restricted in physician office laboratories located within the Company's target markets.

         REGULATION BY FOREIGN GOVERNMENTS. Sales of the Company's products outside the U.S. are also subject to certain regulatory requirements imposed by foreign governments. Regulatory requirements for diagnostic products vary significantly from country to country. Regulations in Western Europe, Canada, Australia, Japan and other developed (non third-world) countries are often less stringent than are the regulatory requirements in the U.S. The time to meet such regulatory requirements outside the U.S. may be longer or shorter than that required to achieve U.S. clearance.

         OTHER GOVERNMENT REGULATION. In addition to regulations enforced by the FDA, the Company also is or will be subject to regulation under CLIA, the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and future Federal, state or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and viruses. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standard prescribed by state and Federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

OMRF SUPPORT

         Until January 1, 1996, the scientific and product development activities relating to the ViraZyme technology were conducted by OMRF. Since that time, although the Company has performed those functions, OMRF has continued to provide, on a marginal cost basis, significant supportive and collaborative resources permitting the Company to access state-of-the-art
facilities, equipment, services and personnel.   See "- Employees."  This
operational relationship will continue until 1999. This relationship has permitted the Company to handle purchasing, equipment services and other non-technology related needs without significant staffing increases and thereby apply more of the Company's resources to technology and market development.
The impact of this support became less significant in fiscal 1998 and will continue to do so as the Company continues to hire personnel outside of the OMRF arrangement and assume the performance of such services.

EMPLOYEES

         The Company had 32 employees as of September 1, 1998, comprising 10 laboratory personnel, six manufacturing employees, six marketing employees and seven employees in administration and finance. Nine employees have advanced degrees (eight Ph.D's and one M.D.) One of the Company's scientific staff is employed by OMRF and services are provided to the Company by OMRF on a lease basis. As an OMRF employee, this person participates in retirement, health insurance, life insurance and other employee benefit programs which, at the inception of this arrangement would have otherwise been unavailable to the Company or would have represented a prohibitive compensation expense. The Company reimburses OMRF on a monthly basis for OMRF's costs associated with such employees, and these costs consist primarily of salaries, payroll taxes, health insurance and life insurance premiums and contributions to an employee participant retirement plan. Such leasing arrangement is expected to continue until 1999. See "- OMRF Support." All other personnel are employees of the Company.

         The Company believes that its relations with its personnel are excellent. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense.

GLOSSARY

         The following scientific, technical and regulatory terms are used in this report:

         Active Site - means that portion of an enzyme that acts upon a molecule changing the molecule through the action.

         Adenovirus - comprises 47 known serotypes of viruses belonging to the family adenoviridae. These viruses can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

         Antibody - means a protein molecule produced by lymphocytes following introduction of a foreign entity. The purpose of the antibody is to assist in elimination of the foreign entity from the body.

         Capitated Lives - means the population of individuals covered by health insurance that represent a level payment per life to a health care organization in return for an agreed upon level of health coverage.

         Chromogen - means a molecule or compound capable of absorbing light in the visible spectrum, such that a color is observed visually, or its absorbance characteristics are measured by an instrument.

         CLIA - the Clinical Laboratory Improvement Act of 1988, a Federal law which established quality standards for all laboratory testing regardless of where tests are performed.

         Cytomegalovirus - means a sub-family of the Herpesviridae. These viruses cause latent infection in the salivary glands.

         Deoxyribonucleic Acid (DNA) - means the genetic blueprint for encoding all RNA and ultimately the hereditary material for all life.

         Gene Probe - means a molecule that reacts with the genetic material of a cell and is used to detect the presence of the cell by the unique map of the genetic material.

         GMP - means Good Manufacturing Procedures, a set of standards to which the FDA requires adherence in order for an organization to sell its products to the consumer.

         Herpes Simplex Virus (HSV) - means a virus from the family Herpesviridae, subfamily Alphaherpesvirinae, genus Human Herpes Virus group. Causes "cold sores," genital lesions and encephalitis. The virus can also pass along nerves and become latent in ganglia from which it is reactivated by stimuli such as colds and sunlight.

         Human Immunodeficiency Virus (HIV) - the virus that causes Acquired Immune Deficiency Syndrome, or AIDS.

         IND - means an Investigational New Drug Application filed with the FDA in connection with the commencement of human testing of a new drug.

         Influenza Virus - means a virus from the family Orthomyxoviridae. There are three genera, A, B, C; A&B are most common to humans, while C rarely causes significant infection.

         Inhibitor - means a molecule that is recognized by an enzyme and locks into the active site thus reducing the ability of the enzyme to act upon other molecules.

         Monoclonal Antibody (MAb) - means an antibody derived from a single B-cell, raised against a single localized area on the molecular surface of a protein, nucleic acid or polysaccharide. These antibodies are highly specific for a particular part of a macromolecule.

         Neuraminidase - means an enzyme of the family Sialidase that acts upon neuraminic acid and like compounds.

         POC - means point-of-care. This refers to the site where a test is actually conducted.

         Rational Design - a method of designing a molecule based upon the foreknowledge of the desired structural characteristics being sought.

         Recognition Portion - means a chemical entity capable of acting with the active site of an enzyme.

         Respiratory Syncytial Virus (RSV) - means a virus that infects humans, usually children, which is an important cause of acute respiratory disease.

         Ribonucleic Acid (RNA) - means the genetic material that encodes protein.

         Sensitivity - means the measure of actual positives versus the sum of false positives and false negatives in a diagnostic test. A high value indicates that the test detects even low levels of the desired target. A low value indicates that detection occurs at higher levels of infection.

         Specificity - means the measure of actual negatives versus the sum of actual negatives and false positives in a diagnostic test. A high value indicates that the test detects only the desired target. A low value is indicative of detection of similar but not targeted entities.

         Substrate - means the molecule acted upon by an enzyme resulting in a change to the molecule.

         Virus - (Latin meaning: poison or slime) infectious units comprising either RNA or DNA enclosed in a protective coat which contain information that permit them to replicate themselves once they have inserted themselves into host cells.

         X-ray Crystallography - a method of structural analysis of a substance whereby crystals of the substance are grown and analyzed using 3-dimensional computer aided designs.

ITEM 2.  PROPERTIES.

         The Company leases approximately 10,000 square feet of laboratory and office space located at 800 Research Parkway, Suite 100, Oklahoma City, Oklahoma, pursuant to the terms of a lease (the "Presbyterian Lease") with Presbyterian Health Foundation ("Presbyterian"). Approximately 1,000 square feet of such leased space is subleased to OMRF for a technology transfer office. The Presbyterian Lease has a term expiring March 1, 2007, with no rent payable before March 1, 1999, and, thereafter, annual rent is payable at the rate of $15.00 per square foot. As additional consideration for the Presbyterian Lease, Presbyterian received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.20 per share. The Presbyterian Lease Warrant has a term expiring March 1, 2002. In April 1998, the Company signed an amendment to the Presbyterian Lease agreement with an effective date of December 1, 1998. The amendment increases the amount of leased space at the current facilities up to an additional 34,000 square feet. The lease rate for additional space occupied will be $12.00 per square foot. The Company believes that the facilities available to it under the Presbyterian Lease are in superior condition and, as the Company takes possession of the additional space in 1999, that the facilities will be adequate to meet the Company's foreseeable space requirements.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company may be involved in litigation relating to claims arising out of its normal business operation. The Company does not have any material legal proceedings pending against it, or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the Company's fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, scientific advisory board and clinical advisory board of the Company are as follows:

EXECUTIVE OFFICERS

         Name                        Age             Title
         ----                        ---             -----
Peter G. Livingston                   44      President, Chief Executive Officer and Director

Craig D. Shimasaki, Ph.D.             42      Vice President of Research

Gary W. Pedersen                      53      Vice President of Marketing and Sales

Charles E. Seeney                     55      Vice President of Operations and Strategic Development

G. Carl Gibson                        39      Vice President, Controller, Secretary, Treasurer

         Peter G. Livingston has served as President and as a director of the Company since its incorporation. From 1993 until 1996, he also served as Head, Virology Research Program at OMRF, for the purpose of organizing the Company and continuing the development of the Company's technology. From 1990 to 1993, he served as President of Symex. From 1988 to 1990, Mr. Livingston was President of Eagle Technologies Company, Inc., which designed and manufactured precision plastic medical/laboratory components. From 1986 to 1988, he was Director of Marketing for Biotechnology for Phillips Petroleum Company. Prior to 1986 he was Director of New Products for McNeil Pharmaceuticals, a division of Johnson & Johnson.

         Craig D. Shimasaki, Ph.D., has served as Vice President of Research since 1996. From 1993 to 1996 he was employed by OMRF as visiting Research Scientist. From 1987 until 1993, he served as Executive Director of Research and Department Head of Biochemistry of Symex. From 1983 to 1987 he worked at Genentech, Inc. as a research associate on the purification, characterization and epitope mapping of its gp120 AIDS vaccine. Dr. Shimasaki has set up the Company's Biochemistry Department and co-developed and implemented a GMP manufacturing documentation system and manufacturing area. He has developed and optimized fluorescent antibody coupling procedures which have resulted in the investigational ViraSTAT parainfluenza MAb kit. His work includes the co-development of the format of the ViraZyme assay. He is a co-inventor of the patent for the method of the ViraZyme influenza viral detection in clinical specimens. Dr. Shimasaki received his B.S. in Biochemistry from the University of California at Davis and his Ph.D. in Molecular Biology and Biotechnology from the University of Tulsa.

         Gary W. Pedersen has served as Vice President for Marketing and Sales since 1997. From 1995 to 1997, Mr. Pedersen participated in various entrepreneurial efforts in the healthcare field. From 1994 to 1995 he was Vice President of Marketing at General Medical Corporation. From 1986 to 1994, he served in various executive positions at Anago Incorporated, most recently serving as Senior Vice President of Sales and Marketing. Mr. Pedersen holds a B.A. from Oakland University.

         Charles E. Seeney has served as Vice President for Operations and Strategic Development since 1996. From 1990 to 1996, he held positions with Kerr McGee Chemical Company, most recently serving as Manager, New Product Development. From 1978 to 1990, Mr. Seeney served as President of IMCERA Bioproducts, Inc., a division of the IMCERA Group. He holds an M.S. in Polymer Science from the Institute of Polymer Science - The University of Akron, and a B.S. in Organic Chemistry from Lincoln University of Missouri.

         G. Carl Gibson has served as Vice President, Controller, Treasurer and Secretary of the Company since 1997. From 1989 to 1997, he was the Chief Operating Officer of First Commercial Bank, SSB, Lawton and Norman, Oklahoma. From 1985 to 1989 he was the Chief Financial Officer at Citizens Bank in Lawton, Oklahoma. Mr. Gibson received his B.A. in Accounting from the University of Oklahoma and is a Certified Public Accountant.

SCIENTIFIC ADVISORY BOARD

         The Company has established a Scientific Advisory Board to assist in the Company's research direction and augment the quality of science conducted at the Company. These members have expertise in the fields of human viral diseases, protein chemistry, transcription and translation, clinical and laboratory virology, infectious disease, oncology and pediatric medicine. The Company's Scientific Advisory Board consults with management and key scientific employees of the Company to assist the Company in identifying scientific and product development opportunities, to review the progress of the Company's specific projects, and to help recruit and evaluate the Company's scientific staff. The nature, scope and frequency of consultations between the Company and each scientific advisor vary depending upon the Company's current activities, the need for specific assistance and the individual scientific advisor.

         The Company's Scientific Advisory Board includes:

         Ronald C. Conaway, Ph.D. Dr. Conaway is a Member of the Program in Molecular and Cell Biology at OMRF. His research is focused on mechanisms of transcriptional regulation, the relationship between transcription factors, tumor suppressors, and human disease, and he has published extensively on these topics. Dr. Conaway is a consulting editor of the Journal Biochemistry and a member of the Editorial Board of the Journal of Biological Chemistry. In 1997, Dr. Conaway received the American Society for Biochemistry and is also a recipient of the Molecular Biology Amgen Award.

         J. Vernon Knight, M.D.   Dr. Knight received his M.D. degree from
Harvard Medical School in 1943 and later, he joined the faculty at Cornell University Medical School and Vanderbilt Medical School. Subsequently, he served as Clinical Director of the National Institute of Allergy and Infectious Diseases in Bethesda, Maryland. Dr. Knight has been at the Baylor College of Medicine since 1966 and has served as Chairman of the Department of Microbiology and Immunology, and Director of the Department of the Center for Biotechnology. He is now Acting Chairman of the Department of Molecular Physiology and Biophysics and Professor of the Department of Medicine at Baylor. He is the author of more than 200 articles in scientific journals, primarily on the subject of virus diseases. Dr. Knight has also served as a member of the Company's Board of Directors since 1996.

       Gilbert M. Schiff, M.D. Dr. Schiff is currently the Associate Chairman for the Department of Pediatrics and Director of the Gamble Program, Division of Infectious Diseases at the Children's Hospital Medical Center in Cincinnati, Ohio and Professor of Medicine and Pediatrics at University of Cincinnati College of Medicine. He received his M.D. from the University of Cincinnati in 1957, and completed his residency in internal medicine at the University of Iowa. He later served with the U.S. Public Health Service, and held positions at the Centers for Disease Control, Atlanta, Georgia, and the National Institutes of Health, Bethesda, Maryland. In 1974, he became President of the James N. Gamble Institute of Medical Research. His scientific contributions are best known in the area of development and evaluation of rubella vaccines, as well as in the prevention and treatment of viral diseases. Dr. Schiff is currently the Principle Investigator of the Vaccine, Treatment, and Evaluation Unit in Cincinnati, which is one of five NIH-designated centers for vaccine and antiviral evaluations in the U.S. He has served as a member of the Company's Board of Directors since 1994.

         Jordan J.N. Tang, Ph.D. Dr. Tang is currently Member and Head of the Protein Studies Program at OMRF where he also occupies the J. G. Peuterbough Chair of Medical Research. He is also an OMRF Professor of Biochemistry and Molecular Biology at the University of Oklahoma Health Sciences Center. Dr. Tang is known for his pioneering research in the field of the aspartic proteases, the discovery of human gastricsin, and first to determine the amino acid sequence of pepsin in 1971. His work in the active-site structure and catalytic mechanism of pepsin paved the way to the understanding of this group of enzymes including the discovery of a major principle now successfully used to develop HIV protease inhibitor drugs. Dr. Tang has published approximately 200 papers. Among his professional honors are: John Simon Guggenheim Fellowship, and NIH Career Award, NIH Study Physiological Chemistry Study Section and AIDS Study Section, Journal of Biological Chemistry Editorial Board, Honorary Professor of Chinese Academy of Science, Beijing Institute of Microbiology and International Advisor to the Chinese Academy of Science, Shanghai Institute of Biochemistry and Molecular Biology.

         William G. Thurman, M.D. Dr. Thurman is currently President Emeritus of OMRF. He received his M.D. from the McGill School of Medicine at Montreal, Quebec and later served as professor at various Schools of Medicine including Tulane University, Emory University, Cornell University and the University of Virginia. He served as Dean at Tulane University School of Medicine from 1973 until 1975 when he became Provost and Vice President for Medical Affairs at the University of Oklahoma Health Sciences Center ("OUHSC"). He continues to practice medicine as a Pediatric Hematologist/Oncologist.

         Joseph L. Waner, Ph.D. Dr. Waner is Associate Vice President for Research and Professor of Pediatrics and Director of Clinical Virology at OUHSC. He is co-editor of the Journal of Molecular and Cellular Probes and has served on the editorial boards of other journals. His current position as President of the Pan American Society for Clinical Virology and a past appointment as a Speaker for the Foundation for Microbiology Lectures Program are among his honors. Dr. Waner's research has focused on human cytomegalovirus and the diagnosis of respiratory viruses. He has published 50 peer-reviewed journal articles and 20 invited review articles and book chapters. During his 19 years as Director of Clinical Virology/Serology at the Children's Hospital of Oklahoma, he has provided virology testing services to the Oklahoma medical community.


CLINICAL ADVISORY BOARD

         The Company's Clinical Advisory Board is established to provide leadership and credibility to the Company by suggesting product design, application refinement, clinical studies, industry contacts and future direction for the relationship of the Company's products to the needs of practicing physicians. Each member selected brings at least two major experience and skill sets as well as industry presence to the group. The following summary information identifies the members of the Clinical Advisory Group.

 NAME                                 CURRENT POSITION                     EXPERTISE/AREA OF INTEREST
 ----                                 ----------------                     --------------------------
 Nelson Braslow, M.D.                 National Medical Director, United    Medical technology; medical
                                      Health Care                          policy; disease management design
                                                                           and practice guidelines

 Gregory Cortez, M.D.                 Senior Medical Director,             Medical utilization and risk
                                      Prudential Insurance                 management; quality improvement

 Heinz Eichenwald, M.D.               William Buchanan Professor of        Pediatric infectious diseases;
                                      Pediatrics, University of Texas      consultant to health
                                      Southwestern Medical School          organizations; active in World
                                                                           Health Organization

 Gregory Gahm, M.D.                   Practicing Geriatrician, faculty     Nursing home medical director;
                                      member, University of Colorado       clinical investigator; guidelines
                                                                           consultant

 Austin Gaines                        Executive Director Managed Care      Benefits design; cost trends;
                                      Arkansas Sisters of Mercy Health     quality initiatives
                                      Systems - St. Louis

 Paul Glezen, M.D.                    Professor, Department of             Viral respiratory diseases and
                                      Microbiology and Immunology,         vaccines, particularly influenza
                                      Pediatrics, Head of Preventive
                                      Medicine, Baylor University

 Michael Hendry, D.Sc.                Chief of Respiratory, AIDS and       Viral diagnostics
                                      Support Section, Viral and
                                      Rickettsial Disease Laboratory,
                                      California Department of Health
                                      Services

 David James, M.D.                    Family Practice                      3 years of Clinical trial
                                                                           experience

 Steven R. Mostow, M.D.               Chairman, Department of Medicine,    Designer of "Denver Model"
                                      Rose Medical Center, University      community coalition for influenza
                                      of Colorado                          vaccine

 Richard L. Reece, M.D.               Editor-in-Chief, Physician           Medical writer; developer of
                                      Practice Options                     laboratory computer programs;
                                                                           Chairman of the National
                                                                           Association of Integrated Health
                                                                           Organizations; Chief Medical
                                                                           Officer, MD Alliance

 Gilbert M. Schiff, M.D.              President, Gamble Institute for      Viral clinical investigator,
                                      Medical Research                     infection control

 Steven Senevey, M.D.                 Practicing Physician, University     Consultant, Child Study center;
                                      of Texas Southwestern Medical        group practice management
                                      School

 Winkler G. Weinberg, M.D.            Section Chief, Infectious Disease    Immunocompromised and high risk
                                      Service, Kaiser Permenente,          patients
                                      Southwest Medical Group

 Barry Wolcott, M.D.                  Chief Medical Officer, Access        Developed clinical algorithms for
                                      Health                               military; directed integrated
                                                                           health service systems for West
                                                                           Point; founder of private demand
                                                                           management company

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "ZMTX." The following table shows the high and low closing sales prices per share for the Common Stock from October 29, 1997, when the Common Stock was first listed on Nasdaq, through June 30, 1998.

                                                  High          Low
                                                  ----          ---
         FISCAL 1998

         Second Quarter                         $  12.38      $  8.00

         Third Quarter                          $  10.00      $  3.75

         Fourth Quarter                         $  12.63      $  4.13

STOCKHOLDERS

         As of September 1, 1998, there were 283 holders of record of the Common Stock according to the records maintained by the Company's transfer agent. As of that date, the Company had approximately 1,847 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

         The Company has not paid dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         As previously reported on the Company's Form 10-QSB for the quarterly period ended September 30, 1997 (filed electronically on December 15, 1997), on November 3, 1997, the Company closed an initial public offering (the "Offering") of 2,645,000 shares (the "Shares") of Common Stock (inclusive of the sale of Shares pursuant to the exercise of an underwriter overallotment option to purchase 345,000 Shares). The Shares were offered for sale at a price of $8.00 per share pursuant to a Registration Statement on Form SB-2 (No. 333-33563) (the "Registration Statement") which was declared effective October 29, 1997. Capital West Securities, Inc., Millennium Financial Group, Inc. and ComVest Partners, Inc. (the "Underwriters") acted as the managing underwriters of the Offering.

         An aggregate of 2,645,000 shares of Common Stock (including 345,000 shares of Common Stock subject to the Underwriters' overallotment option) and 230,000 common stock purchase warrants (the "Underwriters' Warrants") issued to the Underwriters at a price of $.001 per warrant, were registered pursuant to the Registration Statement. The aggregate offering price of the Shares, the Underwriters' Warrants, the Common Stock issuable upon exercise of the Underwriters' Warrants and the Common Stock subject to the Underwriters' over-allotment option was $21,160,000.

         The proceeds of the Offering were subject to the following actual expenses:

                                                         Direct or indirect payments to directors, officers,
                                                         general partners of the Registrant or their
                                                         associates; to persons owning ten percent or more
                                                         of any class of equity securities of the issuer;
                                                         and to affiliates of the Registrant

         Underwriting discounts and commissions          $  1,692,800

         Expenses paid to or for underwriters            $    634,800

         Other Expenses                                  $    495,400
                                                         ------------

         Total Expenses                                  $  2,823,000

         The net proceeds of the Offering after deducting the expenses described above were approximately $18,337,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:


                                                        Direct or indirect payments to directors, officers,
                                                        general partners of the Registrant or their
                                                        associates; to persons owning ten percent or more of
                                                        any class of equity securities of the issuer; and to
                                                        affiliates of the Registrant

         Temporary investments                          $ 18,337,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the progress and goals for the Company's research and development program, marketing strategies and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

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

OVERVIEW

         Because the Company's initial products are expected to be in the area of influenza diagnostics and the Company's near term therapeutic research emphasis is in the area of influenza, the Company's future revenues are likely to be seasonal, concurrent with the times of the year in which influenza is active in the northern hemisphere. Consequently, so long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues will be concentrated in the quarters corresponding with the flu season, generally the second and third quarters of each fiscal year.

         In September 1997, the Company received clearance from the FDA to market ZstatFlu, the Company's first commercial diagnostic product, in the U.S. Manufacturing of the units is performed through a number of subcontractors. On November 3, 1997, the Company closed an initial public offering of 2,645,000 shares of Common Stock. At a price of $8.00 per share which resulted in proceeds of approximately $18.3 million, net of offering expenses, underwriter discounts and non-accountable expense allowances.

         In February 1998, the Company received a composition-of-matter and methods patent for the active compound in its ZstatFlu test from the United States Patent Office as "4,7-Dialkoxy N-Acetylneuraminic Acid Derivatives and Methods for Detection of Influenza Type A and B Viruses in Clinical Specimens." The patent, covering the molecule designed to detect Influenza A and B enzyme neuraminindase, gives the Company protection on use of this molecule for the detection and treatment of other viruses.

         In March 1998, the Company was allowed the U.S. patent, "Kit for visually detecting the presence of virus in a clinical specimen," which covers the Company's kit designed to work with proprietary compounds interacting with specific viruses. The viruses include influenza, parainfluenza, cytomegalovirus, adenovirus, herpes simplex and respiratory syncytial virus. The Company also received a formal allowance of a patent from the Canadian Patent Office to protect an active ingredient used to develop ViraZyme, a specialized viral enzyme technology underlying the Company's proprietary ZstatFlu influenza test.

         In May the Company entered into the OMRF HIV License, pursuant to which the Company licensed a family of anti-viral compounds that have shown anti-viral activity in laboratory tests.

         In June the Company announced an agreement with Headcount, LLC, a wholly owned division of Healthworld Corporation, to manage a CSO representing the Company's domestic diagnostic sales. The contract allows for up to 30 contract sales representatives in select U.S. cities.


RESULTS OF OPERATIONS

         PRODUCT SALES. Since its inception the Company has been a development stage company engaged primarily in research and product development activities, and has not generated significant revenues. The Company began shipping ZstatFlu to distributors late in the second quarter of fiscal 1998. The distribution agreements contain right of return provisions for product meeting certain requirements. Inasmuch as the Company cannot presently estimate the amount of future returns, this merchandise shipped to and held by the distributors is not reported as revenue until it is shipped from the distributors' warehouses to the end users.

         The Company had revenues of $52,000 and $10,000 in 1998 and 1997, respectively. In 1998 revenues consisted mainly of ZstatFlu sales from replacement orders resulting from the company's broad sampling program initiated during the 1997-1998 influenza season. In 1997 revenues consisted of ViraSTAT sales to clinical laboratories.

         The Company intents to market ZstatFlu during fiscal 1999 through direct marketing to the point of care, acute care and hospital markets using the company's contract sales organization. Additional distributors have been added that increase the product distribution channels to the hospital and laboratory markets. The Company is planning an influenza awareness program in partnership with a non-profit organization and with the cooperation of the Center for Disease Control. The program is scheduled to coincide with the 1998-1999 influenza season.

         RESEARCH AND DEVELOPMENT. Research and development spending for fiscal 1998 totaled $1.1 million, which was unchanged from fiscal 1997. It is anticipated that research and development spending will approximate $2.8 million for fiscal 1999. Increased research and development expenditures will be targeted toward accelerating the Company's HSV, influenza and HIV therapeutic programs in addition to continued research in the Company's diagnostic technology platforms.

         PRODUCT DEVELOPMENT. Product development costs were expended in the manufacturing processes for the production of ZstatFlu, totaling $1.6 million for fiscal 1998. The Company had insignificant product development costs in fiscal 1997. These costs were incurred for ZstatFlu scale-up manufacturing processes, technology transfer and the development of improved diagnostic delivery platforms. It is anticipated that product development expenditures will approximate $1.5 million for fiscal 1999. Additional funds for fiscal 1999 will be expended to make improvements in the efficiency and sensitivity of the current diagnostic format.

         SALES AND MARKETING. Sales and marketing expenses totaled $1.2 million for fiscal 1998. The expenditures were for increased ZstatFlu marketing and product samples sent to physicians for the Company's sample program and promotional expenses relating to the initial ZstatFlu sales efforts. Because the Company's ZstatFlu product did not receive FDA clearance until fiscal 1998, the Company had no material sales and marketing costs in fiscal 1997. It is anticipated that sales and marketing expenses will approximate $3.3 million for fiscal 1999. The increased sales and marketing expenditures in fiscal 1999 are due to the Company's contract sales organization and increased product marketing expenses for ZstatFlu.

         GENERAL AND ADMINISTRATIVE. General and administrative costs totaled $1.4 million fiscal 1998 compared with $.6 million in fiscal 1997. The increase was principally due to increased staff levels in accounting, finance and human resources, some of which replaced services previously supplied by OMRF. Additional costs were also incurred to support the Company's investor relations and public relations programs. The Company anticipates that total, general and administrative expenses will approximate $2.0 million in fiscal 1999.

         OTHER INCOME (EXPENSE). Interest and dividend income for fiscal 1998 totaled $.8 million compared with $.1 million for fiscal 1997. The increase is due to increases in short term cash investments resulting from the Company's private offering completed in August 1997 and the initial public offering completed in November 1997.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at June 30, 1998, was $20.1 million, as compared to $1.4 million at June 30, 1997. This increase was the result of a private placement closed in August 1997, netting the Company $4.9 million, and the Company's initial public offering, which closed in November 1997, and netted the Company $18.3 million.

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

         The Company has an outstanding note relating to a license of intellectual property from OMRF. This note has a principal amount of $.4 million (discounted to $.3 million as of June 30, 1998) and bore no interest until May 15, 1998; thereafter, unpaid principal bears interest at 8% per year. This obligation requires quarterly installments of interest commencing May 15, 1998, and commencing May 15, 1999, a principal payment of $25,000 per quarter until the note is repaid.

         Manufacturing expenses for ZstatFlu will depend on market acceptance of the product. Currently, the Company has adequate substrate (the essential chemical compound for the Company's principal diagnostic product) on hand to manufacture in excess of 1,000,000 units. The Company has an adequate number of kit components on hand to assemble 400,000 diagnostic kits to further augment finished goods inventory.

         As a consequence of the difference between the price received per share of Common Stock in the initial public offering and the effective price received per share in a private placement completed in the first quarter of fiscal 1998, the Company was required to recognize a non-cash preferred stock dividend. The amount of the preferred stock dividend was $5.7 million. Recognition of this preferred dividend does not, however, reduce cash flow from operations, reduce net income of the Company or increase any net loss.

         As of June 30, 1998, the Company had Federal and state income tax net operating loss carryforward of approximately $7.2 million, which expires between 2010 and 2013. The Company also had Federal and State research tax credit carryforward of approximately $338,000. The Federal credits expire between 2012 and 2013; the state credits have no expiration date.

IMPACT OF INFLATION AND CHANGING PRICES

         Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to consumers.

FACTORS AFFECTING OPERATIONS

         The following is a discussion of factors that the Company believes could have an impact on its future operations and financial performance:

         NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that ZstatFlu will achieve market acceptance during the next influenza season, which will not be expected to commence until the second quarter or third quarter of fiscal 1999. During the 1997-1998 influenza season, the Company was not successful in realizing sales of that product, due principally to the desire of physicians to sample the product prior to making a purchase decision and the short influenza season in 1998. In addition, there can be no assurance that any of the Company's other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of the Company's products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by the Company.

         NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF THE COMPANY'S THERAPEUTIC OR OTHER DIAGNOSTIC PRODUCTS. The Company's business strategy involves the discovery and development of products in addition to the Company's currently FDA cleared diagnostic products, particularly therapeutic products. These products are in early stages of research and development and further research, development and extensive testing will be required to determine their technical feasibility and commercial viability. Until the development process for these products is complete, there can be no assurance that such products will perform in the manner anticipated by the Company, be commercially viable or even if commercially viable, that such products will receive FDA clearance. The Company may experience delays in the commercial introduction of these products, and such delays could be significant. The proposed development schedules for the Company's other diagnostic and therapeutic products may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, proprietary technology of others, possible changes in government regulation and the availability of funding sources. Any delay in the development, introduction and marketing of the Company's products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives.

         NO MANUFACTURING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS. The Company has limited experience in product manufacturing and currently has no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because the Company does not currently have a manufacturing facility, the Company has engaged third-party manufacturers to produce finished units of ZstatFlu. Delays by third-party manufacturers in delivering finished products in time for future influenza seasons could have a material adverse effect on the Company.

         LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY. The Company's success will depend, in part, on its ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the rights of other patent holders. The patent position of biotechnology firms for such types of patents generally is highly uncertain and involves complex legal and factual issues. Certain competitors of the Company may have filed applications for or have been issued patents and may obtain additional patents and other proprietary rights relating to virus substrates, chromogens, inhibitors or processes competitive with those of the Company.

         The ultimate scope and validity of such patents are presently unknown. If the courts uphold existing or future patents obtained by competitors as valid, the Company may be required to obtain licenses from such competitors. The extent to which such licenses will be available to the Company, and the costs thereof, cannot currently be determined.

         GOVERNMENT REGULATION. Regulation by Federal, state, local and foreign governmental authorities of the Company's research and development activities, as well as the use and sale of the Company's products at such time as they are commercially viable, is currently, and is expected to remain, significant.

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

         The Company and its third-party manufacturers are subject to GMP regulations promulgated by the FDA. The FDA will also inspect the Company's manufacturing facilities and the facilities of its third-party manufacturers on a routine basis for regulatory compliance with GMP regulations. Although the Company's employees have experience with GMP protocols, there can be no assurance that the Company or its third-party manufacturers can satisfy these requirements. The Company would not be allowed to manufacture its approved or cleared products in the event such GMP protocols could not be met.

         MANAGEMENT OF GROWTH AND INCREASING PRODUCTION REQUIREMENTS. The Company's success will depend on its ability to expand and manage its operations and facilities. There can be no assurance that the Company will be able to manage its growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train its new employees. In addition, to manage its growth effectively, the Company will be required to expand its management base and enhance its operating and financial systems. If the Company continues to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on the Company's business, financial condition or results of operations.

         PRODUCT LIABILITY AND INSURANCE. The testing, marketing and sale of therapeutic products and, to a lesser degree, diagnostic products, entails an inherent risk of adverse effects and/or medical complications to patients and, as a result, product liability claims may be asserted against the Company. A product liability claim or product recall could have a material adverse effect on the Company. The Company has secured limited product liability insurance in the aggregate amount of $11.0 million for products that the Company markets. There can be no assurance that liability will not exceed the insured amount. In the event of a successful suit against the Company, insufficient insurance or lack of insurance would have a material adverse effect on the Company.

         UNCERTAINTIES RELATING TO CLINICAL TRIALS. The Company must demonstrate through preclinical studies and clinical trials that its proposed therapeutic products are safe and effective for use in each target indication before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming.

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

         DEPENDENCE ON CORPORATE COLLABORATIONS FOR THERAPEUTIC PRODUCTS. The Company's strategy for the research, development and commercialization of its potential therapeutic products may require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. The Company may, therefore, be dependent upon the subsequent success of these third parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into collaborative, license or other arrangements that the Company deems necessary or appropriate to develop and commercialize its potential therapeutic products, or that any or all of the contemplated benefits from such collaborative, license or other arrangements will be realized.

         TECHNOLOGY AND COMPETITION. The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in the Company's products becoming obsolete before the Company recoups a significant portion of related research, development and commercialization expenses.

YEAR 2000

         The Company has made a preliminary assessment of its information technology ("IT") systems and non-information technology ("Non-IT") systems during 1998. The Company believes that substantially all IT systems are Year 2000 compliant as of June 30, 1998 with the exception of its accounting and financial reporting applications which were schedule for replacement in July
1998 at a cost of approximately $50,000.   The accounting and financial
reporting applications have now been acquired from a third party who has represented such applications to be Year 2000 compliant. At the present time, the Company is continuing its assessment of Non-IT systems which it expects to complete before December 31, 1998. The Company does not presently expect costs to make such systems Year 2000 compliant, if any, to be material.

         Further, the Company intends to communicate with significant suppliers, distributors, customers and financial institutions to determine their Year 2000 compliance status. It is anticipated that the Company will maintain a sufficient inventory of raw material and packaged, salable product at a number of distributors, adequate to overcome in a reasonable period of time, any Year 2000 difficulty encountered by its raw material manufacturer or any one of its distributors. The Company intends to develop a more detailed contingency plan for more likely Year 2000 concerns during 1999.

         The failure to identify and correct material Year 2000 issues by the Company and its significant third party business partners could result in the interruption in and/or failure of normal business operations and activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, distributors, customers and financial institutions, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company does expect that its Year 2000 readiness and contingency plans will significantly reduce the Company's level of uncertainty about the Year 2000
compliance and readiness of its third-party business partners.   Further, the
installation of its new accounting and financial reporting applications and planned assessment of Non-IT systems should significantly reduce the possibility of interruptions of normal operations which would be material to the Company's results of operations, liquidity or financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this Item are set forth beginning on page F-l hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         In accordance with General Instruction E(3), a presentation of information required in response to Items 9, 10, 11 and 12 shall appear in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein by reference when filed.

                                    PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

         (a) EXHIBITS. The exhibits listed below are included with this report. All employment contracts and compensatory plans or arrangements are marked with an asterisk (*).

Exhibit
Number   Name of Exhibit
------   ---------------
3.1      Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Form SB-2
         Registration Statement No. 333-33563 (the "Registration Statement").

3.2      Amended and Restated Bylaws, incorporated herein by reference to
         Exhibit 3.2 to the Registration Statement.

4.1 Specimen Certificate of Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registration Statement.

4.2      Form of Warrant Agreement between the Company and Capital West
         Securities, Inc. the Underwriters, incorporated herein by reference to
         Exhibit 4.2 to the Registration Statement.

*4.3     ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to
         Exhibit 4.3 to the Registration Statement.

*4.4 ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

*4.5 ZymeTx, Inc. Employee Stock Purchase Plan (filed electronically herewith).

10.1     Recapitalization Letter of Intent (the "Recapitalization Letter of
         Intent") dated December 22, 1995, by and among the Company, ZymeTx
         Purchase Partners ("ZPP"), ML Oklahoma Venture Partners, L.P.
         ("MLOK"), Oklahoma Medical Research Foundation ("OMRF"), and
         Presbyterian Health Foundation ("Presbyterian"), incorporated herein by reference to Exhibit 10.1 to the Registration Statement.

10.2 Closing Memorandum in connection with the Recapitalization Letter of Intent, incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

10.3     Form of Common Stock Purchase Warrant issued in connection with Bridge
         Loan Agreement, incorporated herein by reference to Exhibit 10.5 to the Registration Statement.

10.4     Placement Agency Agreement ("1996 Placement Agency Agreement") dated
         May 22, 1996, by and between the Company and Spencer Trask Securities,
         Incorporated ("Spencer Trask"), incorporated herein by reference to
         Exhibit 10.6 to the Registration Statement.

10.5     Placement Agent Warrant Agreement ("1996 Placement Agent Warrant
         Agreement") dated July 29, 1996, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.6 License Agreement dated as of May 1, 1996, by and between the Company and OMRF , incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.7 Promissory Note dated May 15, 1996, in the principal amount of $425,000, issued in favor of OMRF, incorporated herein by reference to
         Exhibit 10.9 to the Registration Statement.

10.8 Common Stock Purchase Warrant dated May 15, 1996, granted to OMRF, incorporated herein by reference to Exhibit 10.10 to the Registration
         Statement.

10.9     Employee Services Agreement dated July 24, 1996, by and between the
         Company and OMRF, incorporated herein by reference to Exhibit 10.11 to the Registration Statement.

10.10 Right of First Refusal Agreement dated July 29, 1996, by and between the Company and Spencer Trask, incorporated herein by reference to
         Exhibit 10.13 to the Registration Statement.

10.11    Merger and Acquisition Agreement dated July 29, 1996, by and among the
         Company and Spencer Trask, incorporated herein by reference to Exhibit
         10.14 to the Registration Statement.

*10.12   Employment Agreement by and between the Company and Peter G.
         Livingston, incorporated herein by reference to Exhibit 10.15 to the Registration Statement.

10.13    Placement Agency Agreement ("1997 Placement Agency Agreement") dated
         July 2, 1997, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.16 to the Registration
         Statement.

10.14    Placement Agent Warrant Agreement ("1997 Placement Agent Warrant
         Agreement") dated August 5, 1997, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration Statement.

10.15    Registration Rights Agreement dated July 29, 1996, by and among the
         Company and certain investors identified therein, incorporated herein by reference to Exhibit 10.19 to the Registration Statement.

10.16    Registration Rights Agreement dated August 5, 1997, by and among the
         Company and certain investors identified therein, incorporated herein by reference to Exhibit 10.20 to the Registration Statement.

10.17    License Agreement dated May 22, 1998, by and between the Company and
         OMRF.

10.18 Lease Agreement (the "Lease Agreement") dated May 10, 1996, by and between the Company and Presbyterian Health Foundation, incorporated herein by reference to Exhibit 10.22 to the Registration Statement.

*10.19   Non-Competition Agreement between the Company and Craig D. Shimasaki,
         Ph.D., incorporated herein by reference to Exhibit 10.21 to the Registration Statement.

10.20 Amendment to Lease Agreement dated effective December 1, 1998 (filed electronically herewith).


27.1     Financial Data Schedule (filed electronically herewith).

         (b) REPORTS ON FORM 8-K. During the last quarter of fiscal 1998 the Company filed no Current Reports on Form 8-K.

 10.14 Placement Agent Warrant Agreement ("1997 Placement Agent Warrant Agreement") dated August 5, 1997, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration Statement.

 10.15 Registration Rights Agreement dated July 29, 1996, by and among the Company and certain investors identified therein, incorporated herein by reference to Exhibit 10.19 to the Registration Statement.

 10.16 Registration Rights Agreement dated August 5, 1997, by and among the Company and certain investors identified therein, incorporated herein by reference to Exhibit 10.20 to the Registration Statement.

*10.17   License Agreement dated May 22, 1998, by and between the Company and
         OMRF.

 27.1    Financial Data Schedule.

                          Index to Financial Statements



Report of Independent Auditors................................................................................. F-2
Balance Sheets at June 30, 1997 and 1998....................................................................... F-3
Statements of Operations for the years ended June 30, 1997 and 1998 and for the period from
   February 24, 1994 (inception) to June 30, 1998.............................................................. F-4
Statements of Stockholders' Equity for the period from February 24, 1994 (inception) to
   June 30, 1998............................................................................................... F-5
Statements of Cash Flows for the years ended June 30, 1997 and 1998 and for the period from
   February 24, 1994 (inception) to June 30, 1998.............................................................. F-7
Notes to Financial Statements.................................................................................. F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
ZymeTx, Inc.

We have audited the accompanying balance sheets of ZymeTx, Inc. (a development stage company) as of June 30, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from February 24, 1994 (inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZymeTx, Inc. (a development stage company) at June 30, 1997 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from February 24, 1994 (inception) through June 30, 1998 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP

Oklahoma City, Oklahoma
August 25, 1998

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                               JUNE 30,
                                                                                         1997             1998
                                                                                    ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    226,312     $  2,112,552
   Marketable securities, available-for-sale                                           1,594,382       16,409,932
   Inventory                                                                              99,107        2,307,544
   Prepaid insurance and other                                                             9,210          203,548
                                                                                    ------------     ------------
Total current assets                                                                   1,929,011       21,033,576

Property, equipment and leasehold improvements, net
   (Notes 2 and 3)                                                                       295,393          555,191
Proprietary technology and other intangibles, net (Note 4)                               116,827           97,023
Deferred offering costs and other, net                                                    41,746             --
                                                                                    ------------     ------------
Total assets                                                                        $  2,382,977     $ 21,685,790
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    540,025     $    707,132
   Accrued salaries, wages and benefits                                                     --            139,068
   Accrued sales returns                                                                    --             59,737
   Other                                                                                   9,929           48,703
                                                                                    ------------     ------------
Total current liabilities                                                                549,954          954,640

Long term obligations--
   Note payable to stockholder due after one year (Note 4)                               265,836          319,884
   Deferred lease rentals (Note 3)                                                        69,029          197,680

Redeemable preferred stock--Series B (156,250 shares issued and outstanding at
   June 30, 1997; none at June 30, 1998) (Note 5)                                        125,000             --

Stockholders' equity (Notes 5 and 6):
   Preferred stock $.001 par value--Series A (6,318,125 shares issued and
     outstanding at June 30, 1997; none at June 30, 1998)                                  6,318             --

   Common stock $.001 par value; 30,000,000 shares authorized (919,568 shares and 6,636,880 issued and outstanding at June 30, 1997 and June 30, 1998,
     respectively)                                                                           920            6,637
   Additional paid-in capital                                                          4,410,198       33,497,843
   Deficit accumulated during the development stage                                   (3,050,890)     (13,297,780)
   Unrealized holding gains on marketable securities available for sale                    6,612            6,886
                                                                                    ------------     ------------
Total stockholders' equity                                                             1,373,158       20,213,586
                                                                                    ------------     ------------
Total liabilities and stockholders' equity                                          $  2,382,977     $ 21,685,790
                                                                                    ============     ============

See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                       CUMULATIVE
                                                                          YEAR ENDED JUNE 30,             FROM
                                                                         1997            1998           INCEPTION
                                                                     ------------     ------------     ------------
Revenues:
   Sales, net                                                        $      8,496     $     51,681     $     77,130
   Other                                                                    1,303             --              1,303
                                                                     ------------     ------------     ------------
Total revenues                                                              9,799           51,681           78,433

Operating expenses:
   Research and development                                             1,098,167        1,054,035        2,431,374
   Product development                                                     16,818        1,578,594        1,595,412
   Cost of sales                                                            2,200           27,950           30,150
   Sales and marketing                                                     16,563        1,204,596        1,221,159
   Acquired technology and patent costs from OMRF (Note 4)                958,505          150,000        1,108,505
   General and administrative                                             631,872        1,363,979        2,095,945
                                                                     ------------     ------------     ------------
Total operating expenses                                                2,724,125        5,379,154        8,482,545
                                                                     ------------     ------------     ------------
Loss from operations                                                   (2,714,326)      (5,327,473)      (8,404,112)

Other income (expense):
   Interest and dividend income                                            97,045          835,145          932,190
   Interest expense (Note 4)                                              (58,989)         (58,298)        (129,594)
                                                                     ------------     ------------     ------------
Total other income                                                         38,056          776,847          802,596
                                                                     ------------     ------------     ------------
Net loss                                                               (2,676,270)      (4,550,626)      (7,601,516)

Preferred stock dividends-Series B                                          8,604            3,211           11,815
Preferred stock dividends-Series C (Note 5)                                  --          5,684,449        5,684,449
                                                                     ------------     ------------     ------------
Net loss applicable to common stock                                  $ (2,684,874)    $(10,238,286)    $(13,297,780)
                                                                     ============     ============     ============

Basic and diluted net loss per common share                          $      (2.92)    $      (2.20)    $      (7.47)
                                                                     ============     ============     ============

Weighted average common shares outstanding                                919,568        4,657,808        1,779,340
                                                                     ============     ============     ============


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                   Statements of Stockholders' Equity (Note 5)

                                             CONVERTIBLE                   CONVERTIBLE
                                            PREFERRED STOCK--           PREFERRED STOCK--
                                              SERIES A                       SERIES C                       COMMON STOCK
                                      ---------------------------    --------------------------      --------------------------
                                         SHARES       PAR VALUE        SHARES        PAR VALUE         SHARES        PAR VALUE
                                      -----------     -----------    -----------    -----------      -----------    -----------
Issuance of common stock
   at inception                              --       $      --             --      $      --             43,500    $        44
                                      -----------     -----------    -----------    -----------      -----------    -----------
Balance at June 30, 1994                     --              --             --             --             43,500             44

Net loss                                     --              --             --             --               --             --
                                      -----------     -----------    -----------    -----------      -----------    -----------
Balance at June 30, 1995                     --              --             --             --             43,500             44

Net loss                                     --              --             --             --               --             --
                                      -----------     -----------    -----------    -----------      -----------    -----------
Balance at June 30, 1996                     --              --             --             --             43,500             44

Issuance of common stock                     --              --             --             --            876,068            876
Issuance of Series A
   Preferred Stock, net
   of offering expenses
   of $642,568                          6,318,125           6,318           --             --               --             --
Unrealized holding gains
   on marketable
   securities available
   for sale                                  --              --             --             --               --             --
Net loss                                     --              --             --             --               --             --
Other comprehensive loss
                                      -----------     -----------    -----------    -----------      -----------    -----------
Balance at June 30, 1997                6,318,125           6,318           --             --            919,568            920



                                                           DEFICIT
                                                          ACCUMULATED    ACCUMULATED      TOTAL
                                           ADDITIONAL     DURING THE       OTHER        STOCKHOLDERS'
                                            PAID-IN       DEVELOPMENT   COMPREHENSIVE     EQUITY
                                            CAPITAL          STAGE         INCOME        (DEFICIT)
                                          -----------     -----------    -----------    -----------
Issuance of common stock
   at inception                           $     1,956     $     --       $      --      $     2,000
                                          -----------     -----------    -----------    -----------
Balance at June 30, 1994                        1,956           --              --            2,000

Net loss                                         --           (4,970)           --           (4,970)
                                          -----------     -----------    -----------    -----------
Balance at June 30, 1995                        1,956         (4,970)           --           (2,970)

Net loss                                         --         (369,650)           --         (369,650)
                                          -----------     -----------    -----------    -----------
Balance at June 30, 1996                        1,956       (374,620)           --         (372,620)

Issuance of common stock                        2,628           --              --            3,504
Issuance of Series A
   Preferred Stock, net
   of offering expenses
   of $642,568                              4,405,614           --              --        4,411,932
Unrealized holding gains
   on marketable
   securities available
   for sale                                      --             --             6,612          6,612
Net loss                                         --       (2,676,270)           --       (2,676,270)
Other comprehensive loss                                                                 (2,669,658)
                                          -----------     -----------    -----------    -----------
Balance at June 30, 1997                    4,410,198     (3,050,890)          6,612      1,373,158



(Continued on following page)

                                  ZymeTx, Inc.
                          (A Development Stage Company)

             Statements of Stockholders' Equity (Note 5) (continued)

                                            CONVERTIBLE                       CONVERTIBLE
                                          PREFERRED STOCK--                 PREFERRED STOCK--
                                             SERIES A                          SERIES C                       COMMON STOCK
                                   -----------------------------     -----------------------------     ----------------------------
                                      SHARES          PAR VALUE         SHARES          PAR VALUE         SHARES        PAR VALUE
                                   ------------     ------------     ------------     ------------     ------------    ------------
Issuance of Series C
   Preferred Stock, net of
   offering expenses of
   $825,000                                --       $       --          1,437,500     $      1,437             --      $       --
Issuance of common stock in
   connection with initial
   public offering, net of
   offering expenses of
   $2,823,252                              --               --               --               --          2,645,000           2,645
Conversion of Series A
   preferred stock to common
   stock in connection with
   initial public offering           (6,318,125)          (6,318)            --               --          1,579,531           1,580
Conversion of Series B
   preferred stock to common
   stock in connection with
   initial public offering                 --               --               --               --             39,062              39
Conversion of Series C
   preferred stock to common
   stock in connection with
   initial public offering                 --               --         (1,437,500)          (1,437)       1,437,504           1,437
Retirement of partial shares
   in connection with
   conversion of preferred
   stock to common stock                   --               --               --               --                (35)           --
Preferred C dividend in
   connection with initial
   public offering                         --               --               --               --               --              --
Preferred stock
   dividends--Series B                     --               --               --               --               --              --
Stock options exercised by
   employees                               --               --               --               --             16,250              16
Unrealized holding gains
   on marketable
   securities available
   for sale                                --               --               --               --               --              --
Net loss                                   --               --               --               --               --              --
Other comprehensive loss
                                   ------------     ------------     ------------     ------------     ------------    ------------
Balance at June 30, 1998                   --       $       --               --       $       --          6,636,880    $      6,637
                                   ============     ============     ============     ============     ============    ============


                                                        DEFICIT
                                                       ACCUMULATED      ACCUMULATED        TOTAL
                                      ADDITIONAL       DURING THE         OTHER         STOCKHOLDERS'
                                       PAID-IN         DEVELOPMENT     COMPREHENSIVE       EQUITY
                                       CAPITAL           STAGE            INCOME         (DEFICIT)
                                     ------------     ------------     ------------    ------------
Issuance of Series C
   Preferred Stock, net of
   offering expenses of
   $825,000                          $  4,923,565     $       --       $       --      $  4,925,002
Issuance of common stock in
   connection with initial
   public offering, net of
   offering expenses of
   $2,823,252                          18,334,103             --               --        18,336,748
Conversion of Series A
   preferred stock to common
   stock in connection with
   initial public offering                  4,738             --               --              --
Conversion of Series B
   preferred stock to common
   stock in connection with
   initial public offering                124,961             --               --           125,000
Conversion of Series C
   preferred stock to common
   stock in connection with
   initial public offering                   --               --               --              --
Retirement of partial shares
   in connection with
   conversion of preferred
   stock to common stock                     (405)            --               --              (405)
Preferred C dividend in
   connection with initial
   public offering                      5,684,449       (5,684,449)            --              --
Preferred stock
   dividends--Series B                       --            (11,815)            --           (11,815)
Stock options exercised by
   employees                               16,234             --               --            16,250
Unrealized holding gains
   on marketable
   securities available
   for sale                                  --               --                274             274
Net loss                                     --         (4,550,626)            --        (4,550,626)
Other comprehensive loss                                                                 (4,550,352)
                                     ------------     ------------     ------------    ------------
Balance at June 30, 1998             $ 33,497,843     $(13,297,780)    $      6,886    $ 20,213,586
                                     ============     ============     ============    ============


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                             CUMULATIVE
                                                                               YEAR ENDED JUNE 30,             FROM
                                                                              1997            1998           INCEPTION
                                                                          ------------     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                  $ (2,676,270)    $ (4,550,626)    $ (7,601,516)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                              50,183          104,313          172,193
     Acquired technology and patent costs from OMRF                            336,422             --            336,422
     Accretion of interest                                                      54,918           54,048          115,227
     Deferred lease rentals                                                     69,029          128,651          197,680
     Changes in operating assets and liabilities:
       Interest receivable on marketable securities                            (15,822)        (444,101)        (459,923)
       Prepaid insurance and other                                              (9,210)        (194,338)        (204,730)
       Inventory                                                               (32,819)      (2,208,437)      (2,241,256)
       Accounts payable                                                        424,610          167,107          707,132
       Other liabilities                                                         9,929          225,764          235,693
                                                                          ------------     ------------     ------------
Total adjustments                                                              887,240       (2,166,993)      (1,141,562)
                                                                          ------------     ------------     ------------
Net cash used by operating activities                                       (1,789,030)      (6,717,619)      (8,743,078)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities available for sale                        (1,571,948)     (20,943,123)     (22,515,071)
Proceeds from sale of marketable securities available for sale                    --          6,571,948        6,571,948
Purchase of property, equipment and leasehold improvements                    (292,232)        (344,307)        (686,986)
Purchase of inventory, proprietary technology and other
   intangibles (Note 4)                                                       (202,917)            --           (202,917)
                                                                          ------------     ------------     ------------
Net cash used by investing activities                                       (2,067,097)     (14,715,482)     (16,833,026)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                           --               --            392,510
Payments on notes payable                                                     (302,012)            --           (311,271)
Underwriter's Warrants / retirement of fractional shares                          --               (405)            (405)
Proceeds from issuance of common stock                                           3,000       18,336,748       18,341,748
Proceeds from issuance of preferred stock, net                               4,383,338        4,966,748        9,350,086
Exercise of employee stock options                                                --             16,250           16,250
Deferred offering costs                                                        (41,356)            --           (100,262)
                                                                          ------------     ------------     ------------
Net cash provided by financing activities                                    4,042,970       23,319,341       27,688,656
                                                                          ------------     ------------     ------------
Net increase in cash                                                           186,843        1,886,240        2,112,552

Cash and cash equivalents at beginning of period                                39,469          226,312             --
                                                                          ------------     ------------     ------------
Cash and cash equivalents at end of period                                $    226,312     $  2,112,552     $  2,112,552
                                                                          ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                  $     10,333     $       --       $     16,379


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                             June 30, 1997 and 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

ZymeTx, Inc. ("the Company"), a Delaware corporation, was formed February 24, 1994. The Company had no significant operations from formation through June 30, 1994. The Company is a development stage biomedical company engaged in research and development relating to medical diagnostic and therapeutic products.

The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, the Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and establish production, sales and marketing capabilities, as necessary. Management believes it has sufficient capital to achieve planned business objectives including supporting preclinical development and clinical testing, through at least 1999. For periods thereafter, the Company intends to raise additional capital through the issuance of equity securities to existing or new investors or through alliances with corporate partners. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid debt investments with maturities of 90 days or less when purchased.

MARKETABLE SECURITIES

Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments in marketable securities have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The securities mature within one year and the amortized cost basis, aggregate fair value, and unrealized holding gains at June 30, 1997 and 1998 are summarized below:

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                 AMORTIZED     AGGREGATE      UNREALIZED
                                                                    COST         FAIR          HOLDING
                                                                    BASIS        VALUE           GAINS
                                                                -----------    -----------    -----------
1997:
   U.S. Government-backed treasury bills                        $   349,110    $   349,645    $       535
   Mortgaged-backed securities                                    1,058,660      1,064,737          6,077
   Certificates of deposit                                          180,000        180,000           --
                                                                -----------    -----------    -----------
                                                                $ 1,587,770    $ 1,594,382    $     6,612
                                                                ===========    ===========    ===========


1998:
   Corporate debt securities                                    $12,918,267    $12,925,153    $     6,886
   U.S. states and political subdivision debt
     securities                                                     464,732        464,732           --
   Certificates of deposit                                        3,020,047      3,020,047           --
                                                                -----------    -----------    -----------
                                                                $16,403,046    $16,409,932    $     6,886
                                                                ===========    ===========    ===========

INVENTORY

Inventories are carried at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:


                                                    JUNE 30,
                                                1997          1998
                                            ----------    ----------

Raw Materials                               $   35,019    $  655,933
Work in process                                   --         344,015
Finished goods                                  64,088     1,307,596
                                            ----------    ----------
                                            $   99,107    $2,307,544
                                            ==========    ==========


DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed using the straight-line method over three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising campaign costs are expensed the first time the target of the campaign is contacted. Total advertising and promotion expenses were $8,453 and $267,790 for the years ended June 30, 1997 and 1998, respectively. Included in prepaid insurance and other assets was $100,000 at June 30, 1998 (none at June 30, 1997) relating to prepaid advertising and promotional expenses.

PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

Amortization of proprietary technology and other intangibles acquired is computed using the straight-line method over periods of between five and ten years. Accumulated amortization aggregated $20,594 and $39,606 as of June 30, 1997 and 1998, respectively.

DEFERRED OFFERING COSTS

Specific incremental costs directly attributable to the private placement of preferred stock in 1997 (the "1997 Private Placement") were deferred at June 30, 1997 and were charged against the gross proceeds of the 1997 Private Placement when subsequently closed to the extent expenses were incurred.

STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options is not less than the estimated fair value of the underlying stock on the date of grant, no compensation is recorded.

CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, institutions and other short-term investments with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any realized losses on its marketable securities.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for the fixed-rate note payable has been discounted and approximates its fair value (Note 4).

REVENUE RECOGNITION

The Company utilizes independent distributors in the dissemination of the Company's diagnostic product, ZStatFlu(TM). The independent distributors specify the quantities which they hold for dissemination, assume the liability for damage or loss of merchandise and retain the right of return of such merchandise at the original purchase price less a restocking charge. Inasmuch as the Company cannot estimate the amount of future returns, the merchandise shipped to and held by the independent distributors is not reported as revenue until it is shipped from the independent distributors' warehouses to the end users.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, or convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


preferred stock dividends. Diluted loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any. All potentially dilutive securities were antidilutive for all periods presented and have thus, been excluded from diluted loss per share. See Note 4--Related Party Transactions, Note 5--Stockholders' Equity, and Note 6--Stock Option and Purchase Plans for a full description of securities which may have a dilutive effect in future periods.

In the Company's second fiscal quarter ended December 31, 1997 (the period in which the Company consummated its initial public offering), the Company recognized, as a charge to retained earnings, a non-cash dividend related to the automatic conversion of its Series C Preferred Stock into Common Stock and the rights of certain warrant holders to acquire shares of the Company's Common Stock. The non-cash dividend of $5,684,449 represents the difference between the price received per share for the Series C Preferred Stock and the price received per share for the Company's Common Stock issued in the public offering. The dividend reduces income applicable to common stock and, accordingly, reduces earnings per share in the twelve month period ended June 30, 1998.


2. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, stated at cost, are summarized as follows:

                                                                    YEAR ENDED JUNE 30,
                                                                    1997            1998
                                                                -----------     -----------

Laboratory equipment                                            $    65,135     $   264,187
Manufacturing equipment                                             200,317         203,081
Computer equipment                                                   33,592         131,690
Office furniture, equipment and leasehold improvements               43,635          88,028
                                                                -----------     -----------
                                                                    342,679         686,986
Less accumulated depreciation and amortization                      (47,286)       (131,795)
                                                                -----------     -----------
                                                                $   295,393     $   555,191
                                                                ===========     ===========

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. COMMITMENTS

OPERATING LEASES

In January 1997, the Company consolidated substantially all of its operations, research, marketing and administrative functions into newly constructed facilities leased from a stockholder of the Company. The Company's ten-year lease on these facilities currently covers approximately 10,000 square feet with options available on additional space. Approximately 1,000 square feet of such leased space is subleased to Oklahoma Medical Research Foundation ("OMRF"), a stockholder, as discussed in Note 4, for a technology transfer office. The lease provides for no rent payable the first two years and a fixed rate thereafter for the remaining eight years ("Base Rent"). The Company incurred certain leasehold improvements that exceeded the defined tenant improvement allowance (the "Tenant Allowance Overage") provided for under the lease. This Tenant Allowance Overage bears interest at a rate of 10% over the repayment term of 60 months, with interest only due for the first 24 months and principal and interest due monthly over the final 36 months of the repayment term. The Tenant Allowance Overage payments are due in addition to the Base Rent. The Company is recognizing the total facility lease payments, including the Tenant Allowance Overage, on a straight-line method over the entire term of the lease agreement. Accordingly, as of June 30, 1997 and 1998, the Company has accrued a deferred lease rental liability of $69,029 and $197,680, respectively. As additional consideration for the lease, this stockholder received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.20 per share to which the Company attributed no value. These lease warrants expire on January 1, 2002. The Company has granted the lessor a security interest in all equipment, inventory fixtures, furniture and other property now owned or hereafter acquired by the Company which is located on the leased premises.

In April 1998, the Company signed an amendment to the lease agreement with an effective date of December 1, 1998. The amendment increases the amount of leased space at the current facilities up to approximately 34,000 rentable square feet. The lease cost for the additional space assuming full occupancy is $405,960 annually through 2006.

Rental expense related to the leased facilities during 1997 and 1998 was $69,029 and $157,920, respectively. Prior to January 1, 1997, the Company operated using a minimal amount of administrative space provided rent free by one of its stockholders.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. COMMITMENTS (CONTINUED)

Future minimum lease commitments as of June 30, 1998 are as follows, assuming full occupancy of the additional leased space:

                  Year ended June 30:
                     1999                                                            $   380,064
                     2000                                                                639,284
                     2001                                                                639,284
                     2002                                                                600,666
                     2003                                                                523,993
                  Thereafter (laboratory and office space to 2007)                     1,752,897
                                                                                     -----------
                  Total minimum lease payments                                        $4,536,188
                                                                                     ===========

LICENSE AGREEMENT COMMITMENTS

In connection with license agreements with a related party, the Company has committed to make royalty and other technology product development progress payments. See Note 4.

OTHER

In June 1998, the Company entered into a contract sales organization leasing commitment designed to target managed care organizations, clinics, physicians and others in the medical community to further enhance the education of those parties regarding the pharmaco-economic model and related benefits of utilizing the Company's ZStatFlu diagnostic product in the treatment of appropriate patients. This employee leasing commitment provides for 24,000 coverage hours and a minimum of 24,000 calls to a specified target audience during an eight-month period beginning August 11, 1998. Total cost to the Company is not to exceed $1.4 million, plus direct expenses.

4. RELATED PARTY TRANSACTIONS

Since January 1, 1996, the Company has performed scientific and product development activities relating to the ViraZyme(R) technology; however, OMRF, a stockholder, has provided, on a marginal cost basis, significant support and collaborative resources permitting the Company to access state-of-the-art facilities, equipment, services and personnel. For the years ended June 30, 1997 and 1998, OMRF charged the Company $963,003 and $794,879, respectively, related to

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)


such arrangement. Substantially all of such costs have been charged to research and development and general and administrative expenses in the accompanying statements of operations. This operational arrangement has permitted the Company to handle purchasing, equipment services, and other non-technology related needs without significant staffing increases and thereby apply more of the Company's resources to technology and market development. This operational arrangement will continue until 1999.

Effective July 1996, the Company entered into a license agreement (the "ViraZyme License Agreement") with OMRF, a stockholder, whereby the Company was granted an exclusive, perpetual, worldwide license covering all the patents which comprise the ViraZyme(R) technology. The ViraZyme License Agreement grants the Company the right to manufacture, use, and sell products made under the patent rights. In exchange for the ViraZyme License Agreement, the Company paid OMRF $825,000, executed a note payable (the "Note") in the principal amount of $425,000 (valued at $210,918 at date of issuance with an accreted value of $265,836 and $319,884 at June 30, 1997 and 1998, respectively), issued 156,250 shares of Series B Preferred Stock (the "Series B Preferred Stock") (initially valued at $.80 per share aggregating $125,000, converted to Common Stock in November 1997), issued 126,068 shares of common stock (valued at the then existing par value of $.004 per share aggregating $504), granted the stockholder a 2% royalty on net sales of products derived from the intellectual property conveyed with the ViraZyme License Agreement and issued a warrant to purchase 5,667 shares of common stock at $3.20 per share (to which the Company attributed no value). The aggregate value assigned to this transaction amounted to $1,161,422 which was allocated as follows: inventory--$66,288; developed technology and assembled workforce--$136,629; and technology in the research and development stage--$958,505. The Company, under the terms of the ViraZyme License Agreement, has also agreed to assume responsibility to pay a third party a royalty of 4% of the revenues derived by the Company from sales of diagnostic products utilizing specific collaboration intellectual property, as defined. The Note bears no interest for the first twenty-four months following issuance and interest at an 8% rate per annum thereafter, requires quarterly interest only payments beginning in August 1998 and requires quarterly interest and $25,000 principal payments beginning in May 1999 until paid in full. This Note was discounted at issuance from its face amount of $425,000 to $210,918 assuming a market rate of interest of 20% per annum. Imputed interest for the years ended June 30, 1997 and 1998 included in the accompanying statements of operations aggregated $54,918 and $54,048, respectively.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)


In July 1996, OMRF purchased 406,250 shares of the Company's Series A Preferred Stock in a private placement. The preferred stock was converted into 101,562 shares of Common Stock in connection with the Company's initial public offering in November 1997.

In May 1998, the Board of Directors of the Company and OMRF entered into a licensing agreement (the "HIV License Agreement") for technology that includes a family of compounds that have demonstrated a reduction of HIV in laboratory tests. The HIV License Agreement required an initial payment of $150,000 (which was made in May 1998) and provides for technology, product development and product sales payments as follows: (a) for each licensed product or licensed service, a milestone royalty of $1 million at the time of filing of a New Drug Application ("NDA") with the Food & Drug Administration ("FDA"), (b) for each licensed product or licensed service, a milestone royalty of $5,000,000, payable in five annual installments, upon the Company's receipt of the NDA from the FDA with respect to the licensed product or service, and (c) a royalty of 8% of net sales of the licensed product or service (offset by any of the Company's research and development costs, other than costs of clinical trials). The HIV License Agreement shall terminate should the Company (a) fail to expend $250,000 toward a NDA filing in the first year following the date of the HIV License Agreement or (b) fail to file an Investigative New Drug for a licensed product with the FDA within three years or pay OMRF an incremental $100,000.

The Company leases certain facilities from a stockholder, as discussed in Note
3. The Company recognized rent expense totaling $69,029 and $157,920 in 1997 and 1998, respectively, related to its facilities that are leased from this stockholder.

In management's opinion, these license and lease transactions were conducted on no less favorable terms than those which could have been obtained from unrelated third parties.


5. STOCKHOLDERS' EQUITY

In February 1994, the Company issued 43,500 shares of Common Stock for $2,000 in connection with the Company's formation.

In May 1996, the Company restated its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 2,000,000 shares to 16,500,000 shares. Simultaneously, it consummated a reverse split, 1 for .87, of its Common Stock thereby reducing

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. STOCKHOLDERS' EQUITY (CONTINUED)


the then outstanding common shares from 200,000 shares to 173,999 shares. In July 1997, the Company filed a restated Certificate of Incorporation to effect a one-for-four reverse split of its Common Stock, Common Stock options and warrants. In July 1997, the stockholders also approved (i) an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 16,500,000 shares to 30,000,000 shares and increasing the number of authorized shares of Preferred Stock from 10,000,000 shares to 12,000,000 shares, (ii) an adjustment to the rate of conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to reflect the one-for-four reverse stock split, and (iii) the establishment and designation of 1,750,000 shares of Series C Preferred Stock. At June 30, 1998, the Company is authorized to issue 12,000,000 shares of Preferred Stock, par value $.001 per share. The Preferred Stock may be issued in one or more series, with such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as shall be set forth in a resolution of the Company's Board of Directors providing for the issue thereof. All historical financial information included in the accompanying financial statements has been adjusted retroactively to give effect to the reverse stock splits.

In July 1996, the Company issued 750,000 shares of Common Stock for $3,000 in connection with a recapitalization and, as discussed in Note 4, the Company issued 126,068 shares of Common Stock as partial consideration for the ViraZyme License Agreement.

In November 1996, the Company closed a private placement of 6,318,125 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") receiving $4,411,932 in cash, net of offering expenses and issued warrants to purchase 236,930 shares of the Company's Common Stock at $3.20 per share. The Series A stock was converted into 1,579,531 shares of Common Stock in connection with the Company's initial public offering in November 1997.

In August 1997, the Company closed a private placement of 1,437,504 shares of Series C Preferred Stock (the "Series C Preferred Stock") receiving $4,925,002 in cash, net of offering expenses and issued warrants to purchase 215,625 shares of the Company's Common Stock at $4.00 per share. The Series C stock was converted into 1,437,504 shares of Common Stock in connection with the Company's initial public offering in November 1997.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. STOCKHOLDERS' EQUITY (CONTINUED)


In November 1997, the Company closed an initial public offering of 2,300,000 shares of Common Stock, $.001 par value (2,645,000 shares including 345,000 shares issued in connection with the exercise of an underwriter overallotment option) and issued warrants to purchase 230,000 shares of the Company's Common Stock at $12.40 per share. As a consequence of the closing of the offering, all of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock outstanding were automatically converted into shares of Common Stock. The automatic conversion of Series C Preferred to Common Stock and the rights of certain warrant holders to acquire shares of the Company's Common Stock resulted in the recognition, as a charge to retained earnings, a non-cash dividend. The non-cash dividend of $5,684,449 represents the difference between the price received per share for the Series C Preferred Stock and the price received per share for the Company's Common Stock issued in the public offering. The dividend reduces net income applicable to Common Stock and, accordingly, reduces earnings per share in the twelve month period ended June 30, 1998.

The Company intends to file a registration statement covering 2,717,787 shares of Common Stock prior to the expiration of the 13-month lock-up period from the closing of the initial public offering associated with registration rights granted to certain purchasers of original issuances of the Company's Common Stock and investors of the Company's Series A and Series C Preferred Stock. If the Company fails to register such shares as required, the Company must repurchase the shares at fair market value. If the Company fails to repurchase the shares, such stockholders have the right to elect a majority of the Board of Directors.


WARRANTS

At June 30, 1998, there were warrants outstanding for the purchase of an aggregate of 795,847 shares of the Company's common stock exercisable at prices ranging from $3.20 to $12.40 (an average $6.08 per share) which expire from January 1998 through July 2004 (Notes 3 and 4).


6. STOCK OPTION AND PURCHASE PLANS

STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6. STOCK OPTION AND PURCHASE PLANS (CONTINUED)


provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for options granted prior to the initial public offering were estimated at the date of grant using a minimum value option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 6.2% and a weighted average expected life of the option of six years. The fair value of options granted subsequent to the initial public offering was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998: risk free interest rate of 6.0%; no dividend yield; a volatility factor of the expected market price of the Company's stock of .93; and a weighted average expected life of the option of seven years.

Because option valuation models require the input of subjective assumptions including the expected stock price volatility, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  YEAR ENDED JUNE 30,
                                                                1997               1998
                                                           --------------     --------------

Net loss applicable to common stock                        $   (2,727,009)    $  (10,301,338)
Net loss per common and common equivalent share                     (2.97)             (2.21)

The Company has adopted stock option plans for employees, the ZymeTx, Inc. Stock Option Plan (the "Employees' Plan") as well as for non-employees, the ZymeTx, Inc. Director Stock Option Plan (the "Directors' Plan") (collectively, the "Plans"). As of June 30, 1998, there are

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

618,750 shares of common stock available for issuance under both the Employees' Plan and the Directors' Plan. There are two forms of options: options intended to qualify as incentive stock options ("ISO Options") under the Employees' Plan and the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified options under the Directors' Plan (the "Nonqualified Options"). The options become exercisable 25% and 33% a year and are fully exercisable after four years and three years for the Employees' Plan and Directors' Plan, respectively. The options lapse ten years from the date of grant.

Activity in the Company's Employees' Plan during 1997 and 1998 is as follows:

                                                           1997                      1998
                                                  ----------------------    -----------------------
                                                                WEIGHTED                  WEIGHTED
                                                                 AVERAGE                   AVERAGE
                                                                EXERCISE                  EXERCISE
                                                   SHARES        PRICE       SHARES        PRICE
                                                  ---------    ---------    ---------     ---------

Outstanding options at beginning of period             --      $    --      $ 350,000     $    1.14
Granted                                             350,000         1.14       39,000          5.27
Exercised                                              --           --        (16,250)         1.00
Surrendered, forfeited or expired                      --           --         (8,500)         4.55
                                                  ---------                 ---------
Outstanding options at end of period                350,000         1.14      364,250          1.65
                                                  =========                 =========

Exercisable at end of period                         70,625         1.00      141,250          1.09
                                                  =========                 =========

Weighted average fair value of options granted
   during period                                               $     .37                  $    3.92


Outstanding options to acquire 331,250 shares of stock at June 30, 1998 had exercise prices ranging from $1.00 to $2.00 per share (141,250 of which are exercisable at a weighted average price of $1.09 per share) and had a weighted average exercise price of $1.15 and remaining contractual life of 8.5 years. The balance of options outstanding at June 30, 1998 had exercise prices ranging from $4.22 to $6.00 per share (none of which are exercisable at June 30, 1998) and had a weighted average exercise price of $5.62 and remaining contractual life of
9.4 years.

                                  ZymeTx, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)




6. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

Activity in the Company's Directors' Plan during 1997 and 1998 is as follows:


                                                                  1997                    1998
                                                           --------------------    --------------------
                                                                       WEIGHTED               WEIGHTED
                                                                       AVERAGE                 AVERAGE
                                                                       EXERCISE               EXERCISE
                                                            SHARES      PRICE       SHARES      PRICE
                                                           --------    --------    --------    --------

Outstanding options at beginning of period                     --      $   --       100,000    $   1.00
Granted                                                     100,000        1.00      15,000        4.22
Exercised                                                      --                      --          --
Surrendered, forfeited or expired                              --                      --          --
                                                           --------                --------
Outstanding options at end of period                        100,000        1.00     115,000        1.42
                                                           ========                ========

Exercisable at end of period                                 16,500        1.00      49,998        1.00
                                                           ========                ========

Weighted average fair value of options granted
   during period                                                       $    .32                $   3.46


Outstanding options to acquire 115,000 shares of stock at June 30, 1998 had exercise prices ranging from $1.00 to $4.22 per share (49,998 of which are exercisable at a weighted average price of $1.00 per share) and had a weighted average exercise price of $1.42 and remaining contractual life of 8.7 years.

STOCK PURCHASE PLAN

Effective July 1, 1998, subject to stockholder approval, the Company has reserved 50,000 shares of its Common Stock for issuance to employees under an employee stock purchase plan (the "ESPP"). Under the ESPP, eligible employees can purchase, through payroll deductions, a specified number of shares of the Company's Common Stock at the lesser of (a) 85% of the official closing price of the Common Stock on the Offering Termination Date, as defined, or (b) 85% of the official closing price of the Common Stock on the Offering Commencement Date, as defined.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. INCOME TAXES

The provision for income taxes differs from the expected income tax using the federal statutory rate on loss before income taxes due to the following:

                                        YEAR ENDED JUNE 30,
                                        1997            1998
                                    -----------     -----------

Credit at federal statutory rate    $  (909,932)    $(1,547,213)
Permanent differences                    91,177          45,937
State tax benefit                       (99,932)       (182,026)
Research and development credits       (237,795)        (99,912)
Change in valuation allowance         1,156,482       1,783,214
                                    -----------     -----------
                                    $      --       $      --
                                    ===========     ===========


Deferred tax assets and liabilities, resulting from differences in the timing of recognition of revenues and expenses, consist of the following:

                                                          YEAR ENDED JUNE 30,
                                                          1997            1998
                                                      -----------     -----------
Deferred tax liability:
   Tax depreciation in excess of financial            $    12,030     $    35,488

Deferred tax assets:
   Net operating loss carryforward                      1,065,100       2,714,685
   Research and development credits                       237,795         337,707
   Other                                                    7,882          65,057
                                                      -----------     -----------
                                                        1,310,777       3,117,449
   Valuation allowance                                 (1,298,747)     (3,081,961)
                                                      -----------     -----------
   Net deferred tax assets                                 12,030          35,488
                                                      -----------     -----------
         Net deferred tax liability                   $      --       $      --
                                                      ===========     ===========

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. INCOME TAXES (CONTINUED)


As of June 30, 1998, the Company had a federal net operating loss carryforward of approximately $7.2 million. The net operating loss carryforward will expire from 2010 through 2013, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986.

Because of the Company's lack of earnings history, the net deferred tax asset comprised of its net operating loss carryforward has been fully offset by a valuation allowance. The valuation allowance increased by $1.2 million and $1.8 million in 1997 and 1998, respectively.

8. EMPLOYEE BENEFIT PLAN

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. Company contributions are made at the discretion of the compensation committee. In 1998, the Company matched 8% of employee contributions amounting to $83,182 (none in 1997).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:

                                        ZYMETX, INC.


Date:    September 28, 1998                By:   /s/ Peter G. Livingston
                                              ----------------------------------
                                              Peter G. Livingston, President and
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                  TITLE                          DATE
                     ---------                                  -----                          ----
 /s/ Peter G.  Livingston                           President; Chief Executive          September 28, 1998
 ------------------------------------------------   Officer; Director
 Peter G.  Livingston
 Principal Executive Officer


 /s/ G.  Carl Gibson                                V.P., Controller; Secretary;        September 28, 1998
 ------------------------------------------------   Treasurer
 G.  Carl Gibson
 Principal Financial and Accounting Officer


 /s/ William I.  Bergman                            Director                            September 28, 1998
 ------------------------------------------------
 William I.  Bergman


 /s/ William A.  Hagstrom                           Director                            September 28, 1998
 ------------------------------------------------
 William A.  Hagstrom


 /s/ J.  Vernon Knight, M.D.                        Director                            September 28, 1998
 ------------------------------------------------
 J.  Vernon Knight, M.D.


 /s/ David E.  Rainbolt                             Director                            September 28, 1998
 ------------------------------------------------
 David E.  Rainbolt


 /s/ Gilbert M.  Schiff, M.D.                       Director                            September 28, 1998
 ------------------------------------------------
 Gilbert M.  Schiff, M.D.


 /s/ William G. Thurman, M.D.                       Director                            September 28, 1998
 -----------------------------------------------
 William G. Thurman, M.D.

                                EXHIBIT INDEX

Exhibit
Number   Name of Exhibit
------   ---------------
3.1      Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the
         Company's Form SB-2 Registration Statement No. 333-33563 (the "Registration Statement").

3.2      Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement.

4.1      Specimen Certificate of Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registration
         Statement.

4.2      Form of Warrant Agreement between the Company and Capital West Securities, Inc. the Underwriters, incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

*4.3     ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.3 to the Registration Statement.

*4.4     ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration
         Statement.

*4.5     ZymeTx, Inc. Employee Stock Purchase Plan (filed electronically herewith).

10.1     Recapitalization Letter of Intent (the "Recapitalization Letter of Intent") dated December 22, 1995, by and among the Company, ZymeTx Purchase Partners ("ZPP"), ML Oklahoma Venture Partners, L.P. ("MLOK"), Oklahoma
         Medical Research Foundation ("OMRF"), and Presbyterian Health Foundation ("Presbyterian"), incorporated herein by reference to Exhibit 10.1 to the Registration Statement.

10.2     Closing Memorandum in connection with the Recapitalization Letter of Intent, incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

10.3     Form of Common Stock Purchase Warrant issued in connection with Bridge Loan Agreement, incorporated herein by reference to Exhibit 10.5 to the Registration Statement.

10.4     Placement Agency Agreement ("1996 Placement Agency Agreement") dated May 22, 1996, by and between the Company and Spencer Trask Securities, Incorporated ("Spencer Trask"), incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

10.5     Placement Agent Warrant Agreement ("1996 Placement Agent Warrant Agreement") dated July 29, 1996, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.7 to the Registration
         Statement.

10.6     License Agreement dated as of May 1, 1996, by and between the Company and OMRF , incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.7     Promissory Note dated May 15, 1996, in the principal amount of $425,000, issued in favor of OMRF, incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

10.8     Common Stock Purchase Warrant dated May 15, 1996, granted to OMRF, incorporated herein by reference to Exhibit
         10.10 to the Registration Statement.

10.9     Employee Services Agreement dated July 24, 1996, by and between the Company and OMRF, incorporated herein by reference to Exhibit 10.11 to the Registration Statement.

10.10    Right of First Refusal Agreement dated July 29, 1996, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.13 to the Registration Statement.

10.11    Merger and Acquisition Agreement dated July 29, 1996, by and among the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.14 to the Registration Statement.

*10.12   Employment Agreement by and between the Company and Peter G. Livingston, incorporated herein by reference to
         Exhibit 10.15 to the Registration Statement.

10.13    Placement Agency Agreement ("1997 Placement Agency Agreement") dated July 2, 1997, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.16 to the Registration Statement.

10.14    Placement Agent Warrant Agreement ("1997 Placement Agent Warrant Agreement") dated August 5, 1997, by and between the Company and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration
         Statement.

10.15    Registration Rights Agreement dated July 29, 1996, by and among the Company and certain investors identified therein, incorporated herein by reference to Exhibit 10.19 to the Registration Statement.

10.16    Registration Rights Agreement dated August 5, 1997, by and among the Company and certain investors identified therein, incorporated herein by reference to Exhibit 10.20 to the Registration Statement.

10.17    License Agreement dated May 22, 1998, by and between the Company and OMRF.

10.18    Lease Agreement (the "Lease Agreement") dated May 10, 1996, by and between the Company and Presbyterian Health
         Foundation, incorporated herein by reference to Exhibit 10.22 to the Registration Statement.

*10.19   Non-Competition Agreement between the Company and Craig D. Shimasaki, Ph.D., incorporated herein by reference to Exhibit 10.21 to the Registration Statement.

10.20    Amendment to Lease Agreement dated effective December 1, 1998 (filed electronically herewith).


27.1     Financial Data Schedule (filed electronically herewith).