Form 10QSB
period 1998-09-30
ZYMETX INC
filed 1998-11-16
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)

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

               6,655,380 shares of Common stock, $.001 par value,
                  issued and outstanding at November 11, 1998

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                                ---      ---

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                   Page

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Balance Sheets - June 30, 1998 and September 30, 1998..................................2

              Statements of Operations - Three Months Ended September 30, 1997 and 1998
                 and Cumulative from Inception to September 30, 1998.................................3

              Statements of Cash Flows - Three Months Ended September 30,
                1997 and 1998 and Cumulative from Inception to September 30, 1998....................4

              Notes to Financial Statements..........................................................5

Item 2.       Management's Discussion and Analysis or Plan of Operations.............................7


PART II  - OTHER INFORMATION

Item 1.       Legal Proceedings.....................................................................17

Item 2.       Changes in Securities.................................................................17

Item 3.       Defaults Upon Senior Securities.......................................................18

Item 4.       Submission of Matters to a Vote of Security Holders...................................18

Item 5.       Other Information.....................................................................18

Item 6.       Exhibits and Reports on Form 8-K......................................................18

SIGNATURES..........................................................................................19

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                       JUNE 30,       SEPTEMBER 30,
                                                                                         1998             1998
                                                                                     ------------      ------------
                                                                                                       (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                         $  2,112,552      $    548,359
   Marketable securities, available-for-sale                                           16,409,932        15,391,470
   Inventory                                                                            2,307,544         2,978,568
   Prepaid insurance and other                                                            203,548           381,357
                                                                                     ------------      ------------
Total current assets                                                                   21,033,576        19,299,754

Property, equipment and leasehold improvements, net                                       555,191           607,933
Proprietary technology and other intangibles, net                                          97,023            92,073
                                                                                     ------------      ------------
Total assets                                                                         $ 21,685,790      $ 19,999,760
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    707,132      $    457,245
   Accrued salaries, benefits and other                                                   247,508           164,148
                                                                                     ------------      ------------
Total current liabilities                                                                 954,640           621,393

Long term obligations--
   Note payable to stockholder due after one year                                         319,884           327,504
   Deferred lease rentals                                                                 197,680           225,392


Stockholders' equity:
   Redeemable preferred stock $.001 par value - Series B (none issued or
     outstanding at June 30, 1998 or September 30, 1998)                                     --                --
   Common stock  $.001 par value; 30,000,000 shares authorized                              6,637             6,637
    (6,636,880 issued and outstanding at June 30, 1998 and September 30, 1998)
   Additional paid-in capital                                                          33,497,843        33,497,843
   Deficit accumulated during the development stage                                   (13,297,780)      (14,717,025)
   Unrealized holding gains on marketable securities available for sale                     6,886            38,016
                                                                                     ------------      ------------
Total stockholders' equity                                                             20,213,586        18,825,471
                                                                                     ------------      ------------
Total liabilities and stockholders' equity                                           $ 21,685,790      $ 19,999,760
                                                                                     ============      ============

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                      CUMULATIVE
                                                                                         FROM
                                                      THREE MONTHS ENDED             INCEPTION TO
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                     1997             1998               1998
                                                  ----------      ------------      -------------

Revenues:
   Sales, net                                     $    2,030      $      4,750      $      81,880
   Other                                                --                --                1,303
                                                  ----------      ------------      -------------
Total revenues                                         2,030             4,750             83,183

Operating expenses:
   Research and development                          228,303           278,737          2,710,110
   Product development                               156,835           163,555          1,758,967
   Cost of sales                                         175               149             30,299
   Sales and marketing                               131,541           739,556          1,960,715
   Acquired technology and patent costs
     from OMRF                                          --                --            1,108,505
   General and administrative                        201,760           471,568          2,567,513
                                                  ----------      ------------      -------------
Total operating expenses                             718,614         1,653,565         10,136,109
                                                  ----------      ------------      -------------
Loss from operations                                (716,584)       (1,648,815)       (10,052,926)

Other income (expense):
   Interest and dividend income                       54,845           245,690          1,177,880
   Interest expense                                  (13,514)          (16,120)          (145,714)
                                                  ----------      ------------      -------------
Total other income                                    41,331           229,570          1,032,166
                                                  ----------      ------------      -------------
Net loss                                            (675,253)       (1,419,245)        (9,020,760)

Preferred stock dividend--Series B                     2,344              --               11,815
Preferred stock dividend--Series C                      --                --            5,684,450
                                                  ----------      ------------      -------------
Net loss applicable to common stock               $ (677,597)     $ (1,419,245)     $ (14,717,025)
                                                  ==========      ============      =============

Basic and diluted net loss per
 common share                                     $     (.74)     $       (.21)     $       (7.19)
                                                  ==========      ============      =============

Weighted average common shares
   outstanding                                       919,568         6,636,880          2,045,506
                                                  ==========      ============      =============

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                        THREE MONTHS ENDED           INCEPTION TO
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                      1997              1998             1998
                                                                  ------------      ------------     -------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $   (675,253)     $ (1,419,245)     $ (9,020,760)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization                                       21,268            38,538           210,730
    Acquired technology and patent costs from OMRF                        --                --             336,422
    Accretion of interest                                               13,514             7,620           122,847
    Deferred lease rentals                                              49,409            27,712           225,392
    Changes in operating assets and liabilities:
     Interest receivable on marketable securities                       (8,278)          283,736          (176,187)
     Prepaid insurance and other                                       (72,120)         (177,809)         (382,539)
     Inventory                                                        (497,455)         (671,024)       (2,912,280)
     Accounts payable                                                 (213,411)         (249,887)          457,245
     Other liabilities                                                  16,557           (83,360)          152,333
                                                                  ------------      ------------      ------------
Total adjustments                                                     (690,516)         (824,474)       (1,966,037)
                                                                  ------------      ------------      ------------
Net cash used by operating activities                               (1,365,769)       (2,243,719)      (10,986,797)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                         --         (11,200,084)      (33,715,155)
Proceeds from maturities of marketable securities                      528,008        11,965,940        18,537,888
Purchase of property, equipment and leasehold improvements             (72,487)          (86,330)         (773,316)
Purchase of inventory, proprietary technology and other
   intangibles                                                            --                --            (202,917)
                                                                  ------------      ------------      ------------
Net cash provided (used) by investing activities                       455,521           679,526       (16,153,500)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                   --                --             392,510
Payments on notes payable                                                 --                --            (311,271)
Purchase of fractional shares of preferred stock                          --                --                (405)
Proceeds from issuance of common stock                                    --                --          18,341,748
Proceeds from issuance of preferred stock, net                       4,925,002              --           9,249,824
Exercise of employee stock options                                        --                --              16,250
Deferred offering costs of preferred stock and initial public
   offering                                                           (139,766)             --                  --
                                                                  ------------      ------------      ------------
Net cash provided by financing activities                            4,785,236              --          27,688,656
                                                                  ------------      ------------      ------------
Net increase (decrease) in cash                                      3,874,988        (1,564,193)          548,359


Cash and cash equivalents at beginning of period                       226,312         2,112,552              --
                                                                  ------------      ------------      ------------
Cash and cash equivalents at end of period                        $  4,101,300      $    548,359      $    548,359
                                                                  ============      ============      ============


See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 1998


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

ViraZyme, the Company's core technology, exploits the subtle structural differences and characteristics of enzymes to create viral diagnostic and therapeutic products. The Company's diagnostic technology is a proprietary two-part compound that will split when the compound contacts a specific target site (an enzyme). As a result of this split, one part of the compound becomes visible to the naked eye when collected in the Company's testing device, permitting the user to make a diagnosis regarding the presence of the virus targeted by the test. For in-process therapeutic products, a modified version of the diagnostic compound is used that the Company believes will bind to a specific enzyme and prevent the enzyme's contribution to the infection process.

The Company's initial viral targets are respiratory infections including influenza A and influenza B, RSV, parainfluenza and adenovirus, as well as the non-respiratory infections HSV, CMV and HIV, which is the virus that causes AIDS.


SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, for an expanded discussion of the

Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year. As long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues will be concentrated in the second and third quarters of each fiscal year.

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

At September 30, 1998, there were warrants outstanding for the purchase of an aggregate of 795,847 shares of the Company's common stock exercisable at prices ranging from $3.20 to $12.40 (an average of $6.08 per share). The Company also has 1,000,000 shares of common stock available for issuance under the Employees' and Directors' stock option plans (618,324 shares outstanding at September 30, 1998). For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1998 financial statements filed on Form SB-2. The warrants and stock options were not included in the computation of diluted net loss per share for the quarterly period ended September 30, 1997 or 1998, since the effect would be anti-dilutive.

NOTE 3 - EMPLOYEE STOCK PURCHASE PLAN

The Company has adopted an Employee Stock Purchase Plan (the "Plan") effective January 1, 1999. The Plan is subject to shareholder approval. The Plan provides that each eligible employee may participate by making an election to have up to 10% of his compensation deducted from his pay during any quarter. An employee must have completed at least one year of service with the Company before he is eligible to participate in the Plan.

The option price under the Plan is the lesser of 85% of the price of the stock on the first day of such quarter or 85% of the price of the stock on the last day of such quarter. The options will be continually granted and automatically exercised each quarter in which the Plan is in effect. The board of directors have authorized 50,000 shares for issuance under the Plan (subject to shareholder approval).

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

OVERVIEW

ZymeTx, Inc. is a development stage biotechnology company engaged in the discovery, development, and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases; and (ii) to use revenues from the Company's products to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.

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

In September 1997, the Company received clearance from the FDA (Food and Drug Administration) to market ZstatFlu(TM), the Company's first commercial diagnostic product, in the United States. Manufacturing of the units is performed through a number of subcontractors.

"ViraZyme," "ViraSTAT," "ZstatFlu", and "National Flu Awareness Month" are trademarks owned by or licensed to the Company.

CURRENT EVENTS

In August 1998, the Company signed an agreement with WellCor America, a regional managed care organization, which established a comprehensive influenza disease management program based on the Company's ZstatFlu(TM) product. The Company believes the inclusion of ZstatFlu in the influenza disease management protocol will be a strong influence on physician product acceptance.

In September 1998, the Company received clearance from the Food and Drug Administration for two improvements to the Company's point-of-care influenza diagnostic, ZstatFlu. The time required to obtain the test result has been cut in half, from 60 to 30 minutes, significantly enhancing the product's ease of use at the point-of-care. In addition, the sample stability has been extended to 24 hours from the time the sample is obtained. This stability clearance makes the product highly portable, allowing any physician, including those without on-site CLIA certified moderately complex office labs, to benefit from use of the test.

PLAN OF OPERATIONS

The Company's plan of operations for the next 12 months is to: (i) establish distribution channels and market ZstatFlu; and (ii) continue viral therapeutic and diagnostic research and development.

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

RESULTS OF OPERATIONS

PRODUCT SALES

For the three months ended September 30, 1998, the Company did not recognize significant revenues from sales of ZstatFlu. This is due primarily to sales being seasonal and coinciding with the influenza season, which generally occurs in the second and third quarters of the Company's fiscal year. The Company has implemented several marketing programs which began during fiscal 1998 and which continue in fiscal 1999 to educate physicians as to the medical and practical economic benefits from the use of ZstatFlu in the coming influenza season. In addition to marketing directly to physicians, the Company will continue marketing to the managed care segment (HMO/PPO/PPM). Also, during fiscal 1998, the Company initiated a nationwide sampling program through the Company's distributors, in addition to direct sampling from the Company. This program is expected to build physician awareness of ZstatFlu for the 1998-1999 influenza season. With the implementation of these programs the Company expects to increase sales during the 1998 - 1999 influenza season.

In November, the Company and the American Lung Association kicked off National Flu Awareness Month, a nationwide awareness campaign aimed at educating the public about the prevention, diagnosis and treatment of influenza. National Flu Awareness Month(TM) will encourage Americans to get flu shots as their first line of defense and see their doctors at the earliest signs of flu-like symptoms. Activities include promotion and distribution of patient education materials to medical offices and hospital Emergency Rooms nationwide, and an intensive publicity campaign.

RESEARCH AND DEVELOPMENT

Research and development spending for the three months ended September 30, 1998 totaled $.3 million which represents an increase of 22% from the three months ended September 30, 1997. The increase was primarily due to an increase in the scientific research staff and increased clinical testing expenses related to improving diagnostic products and continued research in therapeutic compounds.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of ZstatFlu totaled $.2 million for the three months ended September 30, 1998. These costs were incurred for improving scaled-up manufacturing processes and re-engineering improvements in current FDA cleared diagnostic products.

SALES AND MARKETING

Sales and marketing expenses totaled $.7 million for the three months ended September 30, 1998. This expenditure represents a 462% increase from the three months ended September 30, 1997. This increase is due to an increase in personnel expense, advertising, conventions and travel, and the leasing of a contract sales organization designed to target managed care organization, clinics, physicians and others in the medical community.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.5 million for the three months ended September 30, 1998, representing a 134% increase from the three months ended September 30, 1997. The increase was principally due to increased consulting fees, general and patent legal fees and increased personnel. Additional costs were also incurred to support the Company's investor relations and public relations programs.

OTHER INCOME (EXPENSE)

Interest and dividend income for the three months ended September 30, 1998 totaled $246,000 compared with $55,000 for the three months ended September 30, 1997. The increase is due to increases in cash investments resulting from the November 1997 initial public offering which resulted in net proceeds of $18.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at September 30, 1998, was $18.7 million, as compared to $20.1 million at June 30, 1998.

The Company believes that additional financing may be required to meet the Company's planned operating needs beyond fiscal year 1999 if significant positive cash flows are not generated from commercial activities during fiscal 1999. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

The Company has an outstanding note relating to a license of intellectual property from OMRF. The License Note has a principal amount of $.4 million (discounted to $.3 million) with no interest until May 15, 1998; thereafter, unpaid principal bears interest at 8% per year. This obligation requires quarterly installments of interest commencing May 15, 1998, and commencing May 15, 1999, a principal payment of $25,000 per quarter until the License Note is repaid.

Future manufacturing expenses for ZstatFlu will depend on market acceptance of the product. Currently, the Company has sufficient inventory to supply anticipated sales for the 1998-1999

North American influenza season. Also, ZstatFlu sample programs have occurred in Southern Hemisphere countries. The extent of sampling activities in conjunction with orders for the product will determine the production of additional units.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS (NON-IT)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is currently assessing its software and hardware systems to evaluate if they will properly utilize dates beyond December 31, 1999. The Company presently believes that no significant modifications or replacements of existing software or hardware except as noted below will be necessary to address the Year 2000 Issue.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed 100% of its assessment of all systems (IT and non-IT) that could be significantly affected by the Year 2000. The Company is currently implementing a new integrated accounting and financial reporting system which is Year 2000 compliant. This implementation is expected to be completed by December, 1998. The Company has determined that it's primary product line will not require remediation to be Year 2000 compliant. Accordingly, the Company believes that Year 2000 does not present a material exposure as it relates to the Company's products. The Company is gathering information about the Year 2000 compliance status of its significant suppliers, distributors and subcontractors and continues to monitor their compliance.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company currently has no system interfaces directly with significant third party vendors.

The Company is in the process of querying its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Due to the Company's growth, scale up of product manufacturing, and increased accounting transactions since inception, the Company's current accounting software was to be replaced in fiscal 1999. Accordingly, the costs of the replacement accounting software will be capitalized. The total cost to replace the accounting software and determine the Year 2000 project's effect on operating equipment is estimated to be less than $100,000.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company or its external agents may be unable to process customer orders, manufacture and ship product, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

It is anticipated that the Company will maintain a sufficient inventory of raw material and packaged, salable product at a number of distributors, adequate to overcome, in a reasonable period of time, any Year 2000 difficulty encountered by its raw material manufacturer with respect to production for the 2000-2001 influenza season. The Company believes that it will have adequate time to address its third party suppliers' and distributors' Year 2000 issues in advance of the 2000-2001 influenza season. The Company intends to develop a more detailed contingency plan for more likely Year 2000 concerns during 1999.

IMPACT OF INFLATION AND CHANGING PRICES

Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to the consumers.

FACTORS AFFECTING FUTURE OPERATIONS

The following is a discussion of factors that the Company believes could have an impact on its future operations and financial performance:

         No Assurance of Market Acceptance

         There can be no assurance that ZstatFlu will achieve market acceptance during the upcoming influenza season, which will not be expected to commence until the second quarter or third quarter of fiscal 1999. During the 1997-98 influenza season, the Company was not successful in realizing sales of that product, due principally to the desire of physicians to sample the product prior to making a purchase decision and the short influenza season in 1998. In addition, there can be no assurance that any of the Company's other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of the Company's products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities and use of Proceeds:

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

         The proceeds of the Offering were subject to the following actual expenses:

                                       Direct or indirect payments to
                                       directors, officers, general
                                       partners of the issuer or their
                                       associates; to persons owning
                                       ten percent or more of any             Direct or
                                       class of equity securities of          indirect
                                       the issuer; and to affiliates         payments to
                                       of the issuer                            others
                                       --------------------------------     --------------

Underwriting discounts and
  commissions                                         $  --                  $ 1,692,800

Finders' Fees                                            --                       --

Expenses paid to or for
   underwriters                                          --                      634,800

Other Expenses                                           --                      495,882
                                                      -------                -----------
Total Expenses                                        $  --                  $ 2,823,482
                                                      =======                ===========

         The net proceeds of the Offering after deducting the expenses described above were approximately $18,337,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                                       Direct or indirect payments to
                                       directors, officers, general
                                       partners of the issuer or their
                                       associates; to persons owning
                                       ten percent or more of any             Direct or
                                       class of equity securities of          indirect
                                       the issuer; and to affiliates         payments to
                                       of the issuer                            others
                                       --------------------------------     --------------

Temporary investments                              $    --                   $ 15,940,000
Inventory                                                                         672,000
Equipment and Furniture                                                            86,000
Operating expenses                                                              1,639,000

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


                                     ZYMETX, INC., a Delaware Corporation
                                     ------------------------------------------
                                     (Registrant)


                                     /s/ G. Carl Gibson
                                     ------------------------------------------
                                     G. Carl Gibson
                                     Principal Financial and Accounting Officer


Date: November 16, 1998

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