Form 10QSB
period 1998-12-31
ZYMETX INC
filed 1999-02-16
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  6,686,630 shares of Common stock, $.001 par value, issued and outstanding at
                                February 9, 1999


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

              Balance Sheets - June 30, 1998 and December 31, 1998...............................2

              Statements of Operations - Three Months and Six Months Ended December 31,

                1997 and 1998 and Cumulative from Inception to December 31, 1998.................3

              Statements of Cash Flows - Six Months Ended December 31, 1997 and 1998

                and Cumulative from Inception to December 31, 1998...............................4


              Notes to Financial Statements......................................................5

Item 2.       Management's Discussion and Analysis or Plan of Operations.........................7


PART II   -   OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................18

Item 2.       Changes in Securities and Use of Proceeds.........................................18

Item 3.       Defaults Upon Senior Securities...................................................19

Item 4.       Submission of Matters to a Vote of Security Holders...............................19

Item 5.       Other Information.................................................................19

Item 6.       Exhibits and Reports on Form 8-K..................................................20

SIGNATURES......................................................................................21

                                                   ZymeTx, Inc.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          1998             1998
                                                                                      ------------      ------------
                                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  2,112,552      $  1,856,221
   Marketable securities, available-for-sale                                            16,409,932        10,897,456
   Inventory                                                                             2,307,544         4,262,777
   Prepaid insurance and other                                                             203,548           519,362
                                                                                      ------------      ------------
Total current assets                                                                    21,033,576        17,535,816

Property, equipment and leasehold improvements, net                                        555,191           596,782
Proprietary technology and other intangibles, net                                           97,023            87,123
                                                                                      ------------      ------------
Total assets                                                                          $ 21,685,790      $ 18,219,721
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $    707,132      $    487,265
   Accrued salaries, benefits and other                                                    247,508           302,478
                                                                                      ------------      ------------
Total current liabilities                                                                  954,640           789,743

Long term obligations--
   Note payable to stockholder due after one year                                          319,884           335,511
   Deferred lease rentals                                                                  197,680           265,672

Stockholders' equity:
   Redeemable preferred stock $.001 par value - Series B (none issued or
     outstanding at June 30, 1998 or December 31, 1998)                                         --                --
   Common stock  $.001 par value; 30,000,000 shares authorized
    (6,636,880 and 6,655,380 issued and outstanding at June 30, 1998 and December
     31, 1998, respectively)                                                                 6,637             6,655
   Additional paid-in capital                                                           33,497,843        33,516,325

   Deficit accumulated during the development stage                                    (13,297,780)      (16,698,500)
   Accumulated other comprehensive income
     Unrealized holding gains on marketable securities available for sale
                                                                                             6,886             4,315
                                                                                      ------------      ------------
Total stockholders' equity                                                              20,213,586        16,828,795
                                                                                      ------------      ------------
Total liabilities and stockholders' equity                                            $ 21,685,790      $ 18,219,721
                                                                                      ============      ============

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    CUMULATIVE
                                                                                                                        FROM
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED             INCEPTION TO
                                                      DECEMBER 31,                       DECEMBER 31,               DECEMBER 31,
                                                1997               1998            1997              1998               1998
                                            ------------       -----------      ------------      ------------      ------------
Revenues:
   Sales                                    $      5,807       $   261,989      $      7,837      $    266,739      $    343,869
   Allowance for Returns                              --          (118,366)               --          (118,366)         (118,366)
   Other                                              --                --                --                --             1,303
                                            ------------       -----------      ------------      ------------      ------------
Total revenues                                     5,807           143,623             7,837           148,373           226,806

Operating expenses:
   Research and development                      202,330           332,333           430,633           611,070         3,042,444
   Product development                           541,489           216,212           698,324           379,767         1,975,179
   Cost of sales                                     985            94,398             1,160            94,547           124,697
   Sales and marketing                           292,937         1,153,055           424,478         1,892,611         3,113,770
   Acquired technology and patent costs
     from OMRF                                        --                --                --                --         1,108,505
   General and administrative                    349,232           506,770           550,992           978,338         3,074,283
                                            ------------       -----------      ------------      ------------      ------------
Total operating expenses                       1,386,973         2,302,768         2,105,587         3,956,333        12,438,878
                                            ------------       -----------      ------------      ------------      ------------
Loss from operations                          (1,381,166)       (2,159,145)       (2,097,750)       (3,807,960)      (12,212,072)

Other income (expense):

   Interest and dividend income                  223,780           194,177           278,626           439,867         1,372,057
   Interest expense                              (14,201)          (16,507)          (27,716)          (32,627)         (162,221)
                                            ------------       -----------      ------------      ------------      ------------
Total other income                               209,579           177,670           250,910           407,240         1,209,836
                                            ------------       -----------      ------------      ------------      ------------
Net loss                                      (1,171,587)       (1,981,475)       (1,846,840)       (3,400,720)      (11,002,236)


Preferred stock dividend--Series B                   867                --             3,211                --            11,815
Preferred stock dividend--Series C             5,684,449                --         5,684,449                --         5,684,449
                                            ------------       -----------      ------------      ------------      ------------

Net loss applicable to common stock         $ (6,856,903)      $(1,981,475)     $ (7,534,500)     $ (3,400,720)     $(16,698,500)
                                            ============       ===========      ============      ============      ============
Basic and diluted net loss per common
   share                                    $      (1.52)      $      (.30)     $      (2.77)     $       (.51)     $      (7.31)
                                            ============       ===========      ============      ============      ============

Weighted average common shares
   outstanding                                 4,513,716         6,655,380         2,716,642         6,646,130         2,284,980
                                            ============       ===========      ============      ============      ============

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         CUMULATIVE
                                                                                                            FROM
                                                                          SIX MONTHS ENDED              INCEPTION TO
                                                                             DECEMBER 31,               DECEMBER 31,
                                                                        1997              1998              1998
                                                                    ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                            $ (1,846,840)     $ (3,400,720)     $(11,002,236)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                        44,800            78,681           250,874
     Acquired technology and patent costs from OMRF                           --                --           336,422
     Accretion of interest                                                27,716            15,627           130,854
     Deferred lease rentals                                               64,071            67,992           265,672
     Changes in operating assets and liabilities:
       Interest receivable on marketable securities                     (139,327)          233,693          (226,230)
       Prepaid insurance and other                                       (83,795)         (315,814)         (520,544)
       Inventory                                                      (1,150,846)       (1,955,233)       (4,196,489)
       Accounts payable                                                 (107,185)         (219,867)          487,265
       Other liabilities                                                 100,102            54,970           290,663
                                                                    ------------      ------------      ------------
Total adjustments                                                     (1,244,464)       (2,039,951)       (3,181,513)
                                                                    ------------      ------------      ------------
Net cash used by operating activities                                 (3,091,304)       (5,440,671)      (14,183,749)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of marketable securities                                    (18,966,735)      (12,633,911)      (35,148,982)
Proceeds from maturities of marketable securities                      1,048,978        17,910,123        24,482,071
Purchase of property, equipment and leasehold improvements              (150,713)         (110,372)         (797,358)
Purchase of inventory, proprietary technology and other
   intangibles                                                                --                --          (202,917)
                                                                    ------------      ------------      ------------
Net cash provided (used) by investing activities                     (18,068,470)        5,165,840       (11,667,186)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                       --                --           392,510
Payments on notes payable                                                     --                --          (311,271)
Purchase of fractional shares of preferred stock                            (405)               --              (405)
Proceeds from issuance of common and preferred stock, net of
   offering costs                                                     23,280,232                --        27,591,572
Exercise of employee stock options                                            --            18,500            34,750
                                                                    ------------      ------------      ------------
Net cash provided by financing activities                             23,279,827            18,500        27,707,156
                                                                    ------------      ------------      ------------
Net increase (decrease) in cash                                        2,120,053          (256,331)        1,856,221

Cash and cash equivalents at beginning of period                         226,312         2,112,552                --
                                                                    ------------      ------------      ------------
Cash and cash equivalents at end of period                          $  2,346,365      $  1,856,221      $  1,856,221
                                                                    ============      ============      ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               DECEMBER 31, 1998.


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

ZymeTx, Inc. (the "Company" or "ZymeTx"), is a development stage biotechnology company engaged in the discovery and development of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases and other information services;
(ii) utilize the Company's diagnostic products in the development of international viral monitoring and reporting programs; and (iii) to use revenues from diagnostic products and other information services to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.

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

The Company intends to use its diagnostic products to monitor viral infections (initially influenza A and B). The real time information will be used internally and marketed to pharmaceutical companies developing viral therapeutics.

The Company's initial viral targets are respiratory infections including influenza A and influenza B, RSV, parainfluenza and adenovirus, as well as the non-respiratory infections HSV, CMV and HIV, which is the virus that causes AIDS.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year. As long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues may be concentrated in the second and third quarters of each fiscal year.

NOTE 2 - NET LOSS PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

At December 31, 1998, there were warrants outstanding for the purchase of an aggregate of 795,847 shares of the Company's common stock exercisable at prices ranging from $3.20 to $12.40 (an average of $6.08 per share). The Company has allocated 1,000,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, granted 638,324 stock options, with 603,574 shares outstanding at December 31, 1998. For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1998 financial statements filed on Form SB-2. The warrants and stock options were not included in the computation of diluted net loss per share for the quarterly and six month period ended December 31, 1997 or 1998, since the effect would be anti-dilutive.


NOTE 3 - EMPLOYEE STOCK PURCHASE PLAN

The Company has adopted an Employee Stock Purchase Plan (the "Plan") effective January 1, 1999. The Plan was approved during the board meeting held November 1998. The Plan provides that each eligible employee may participate by making an election to have up to 10% of their compensation deducted from their pay during any quarter. An employee must have completed at least three months of service with the Company before being eligible to participate in the Plan.

The option price under the Plan is the lesser of 85% of the price of the stock on the first day of such quarter or 85% of the price of the stock on the last day of such quarter. The options will be continually granted and automatically exercised each quarter in which the Plan is in effect. The board of directors has authorized 50,000 shares for issuance under the Plan.

NOTE 4 - COMPREHENSIVE INCOME

Effective June 30, 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive income for the three month and six month periods ended December 31, 1997 and 1998, is detailed below.

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              DECEMBER 31,                      DECEMBER 31,
                                         1997             1998             1997             1998
                                     -----------      -----------      -----------      -----------
Net loss                             $(1,171,587)     $(1,981,475)     $(1,846,840)     $(3,400,720)
Unrealized losses on investments
  available for sale                      (6,201)         (33,701)         (11,149)          (2,571)
                                     -----------      -----------      -----------      -----------
Comprehensive loss                   $(1,177,788)     $(2,015,176)     $(1,857,989)     $(3,403,291)
                                     ===========      ===========      ===========      ===========


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

OVERVIEW

ZymeTx, Inc. (the "Company" or "ZymeTx"), is a development stage biotechnology company engaged in the discovery and development of unique products for the diagnosis and treatment of viruses. The scientific foundation for the Company's plan of operations is based upon the role of enzymes in the process of viral infection. The Company's strategy is: (i) to develop therapeutic and diagnostic products for a broad range of viral diseases and other information services;
(ii) utilize the Company's diagnostic products in the development of international viral monitoring and reporting programs; and (iii) to use revenues from diagnostic products and other information services to sustain a comprehensive viral therapeutic research and development program and to continue the Company's diagnostic research and development program.

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

The Company intends to use its diagnostic products to monitor viral infections (initially influenza A and B). The real time information will be used internally and marketed to pharmaceutical companies developing viral therapeutics.

The Company's initial viral targets are respiratory infections including influenza A and influenza B, RSV, parainfluenza and adenovirus, as well as the non-respiratory infections HSV, CMV and HIV, which is the virus that causes AIDS.

CURRENT EVENTS

In October Medical Arts Laboratory announced an agreement with the Company which exclusively designated Medical Arts Laboratory as the National Influenza Laboratory, creating a national network of medical professionals with access to overnight influenza diagnosis. Medical Arts Laboratory will be using the portability of ZstatFlu to move the test from client to lab via pre-paid overnight mailers.

In November the American Lung Association and the Company, with recommendations from the Centers for Disease Control and Prevention (CDC), conducted National Flu Awareness Month. National Flu Awareness Month was a nationwide awareness campaign aimed at educating the public about the prevention, diagnosis and treatment of influenza.

In November the Company announced that Christopher M. Salyer had been elected to its Board of Directors during the November 11th board meeting. Mr. Salyer is Chairman and Chief Executive Officer of Southwest Medical Holdings, Inc., a medical reference laboratory company and the parent Company to Medical Arts Laboratory. During the Board meeting Gilbert M. Schiff, M.D. was re-elected to the Board.

In December the Company announced that it had filed a registration statement with the Securities and Exchange Commission relating to 2,384,431 shares of its common stock. This registration statement became effective December 29, 1998. The shares owned by existing shareholders may now be offered in the open market from time to time at prevailing prices. This offering was not underwritten and does not represent a new financing. These shares had been subject to a lockup since the Company's initial public offering on November 3, 1997.

In December the Company announced the Company's National Flu Surveillance Network at the International Symposium on Influenza and Respiratory Viruses held in Maui, Hawaii. The national Flu Surveillance Network is the first network to track and monitor outbreaks of all known strains of influenza in virtual real-time.

In December the Company updated information on a range of diagnostic and therapeutic programs under development for the detection and treatment of viral diseases. In the diagnostic area the Company submitted two 510(k) filings to the U.S. Food and Drug Administration for laboratory tests able to distinguish between the two most common forms of influenza, A and B. On the therapeutic side research continues into therapeutic compounds for the treatment of HIV, influenza and herpes simplex virus. The lead compound from the ZX-0800 family of antiviral compounds recently licensed from the Oklahoma Medical Research Foundation (OMRF) is being evaluated for the treatment of HIV.

Also in December, the Company finalized a distribution agreement with Fisher Scientific, a provider of more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries.

PLAN OF OPERATIONS

The Company's plan of operations for the next 12 months is to: (i) establish distribution channels and market the Company's diagnostic products; (ii) utilize the Company's diagnostic products to develop international viral disease monitoring programs; and (iii) continue viral therapeutic and diagnostic research and development.

The Company believes it has adequate cash and marketable securities available for sale to fund the planned operations for the next 12 months. Additional capital may be necessary to fund the purchase of additional inventory for planned sales beyond fiscal year 1999 and for scaled-up research and development programs.

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

RESULTS OF OPERATIONS

PRODUCT SALES

For the three months and six months ended December 31, 1998, the Company recognized increased revenues from sales of ZstatFlu as compared to the prior three months and six months ended December 31, 1997. This is the result of the Company implementing several ongoing marketing programs which began during fiscal 1998 and which continue in fiscal 1999 to educate physicians as to the medical and practical economic benefits from the use of ZstatFlu. In addition to marketing directly to physicians, the Company is continuing to market to the managed care segment (HMO/PPO/PPM). Also, during fiscal 1998, the Company initiated a nationwide sampling program through the Company's distributors, in addition to direct sampling from the Company. This program was expected to build physician awareness of ZstatFlu for the 1998-1999 influenza season. While revenues have increased for the comparative six month period, revenues are lower than anticipated due to the delayed onset of influenza in North America.

In November, the Company and the American Lung Association conducted National Flu Awareness Month(TM), a nationwide awareness campaign aimed at educating the public about the prevention, diagnosis and treatment of influenza. National Flu Awareness Month encouraged Americans to get flu shots as their first line of defense and see their doctors at the earliest signs of flu-like symptoms. Activities included promotion and distribution of patient education materials to medical offices and hospital Emergency Rooms nationwide, and an intensive publicity campaign.

RESEARCH AND DEVELOPMENT

Research and development spending for the three months and six months ended December 31, 1998, totaled $.3 million and $.6 million, respectively, which represents an increase of 64% and 42%, respectively, from the three months and six months ended December 31, 1997. The increase was primarily due to an increase in salaries and other expenses attributable to additional scientific staff used as part of the Company's programs to improve diagnostic products and continued research in therapeutic compounds.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of diagnostic products totaled $.2 million and $.4 million, respectively, for the three months and six months ended December 31, 1998, compared to costs totaling $.5 million and $.7 million, respectively, for the three and six months ended December 31, 1997. These costs were incurred for improving scaled-up manufacturing processes and re-engineering improvements in current FDA cleared diagnostic products.

SALES AND MARKETING

Sales and marketing expenses totaled $1.2 million and $1.9 million, respectively, for the three months and six months ended December 31, 1998. This expenditure represents a 294% and 346% increase, respectively, from the three months and six months ended December 31, 1997. This increase is due to an increase in personnel expense, advertising, conventions and travel, and the leasing of a contract sales organization designed to target managed care organizations, clinics, physicians and others in the medical community.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.5 million and $1.0 million, respectively, for the three months and six months ended December 31, 1998, representing a 45% and 78% increase, respectively, from the three months and six months ended December 31, 1997. The increase was principally due to increased consulting fees, securities and patent legal fees and increased personnel. Additional costs were also incurred to support the Company's investor relations and public relations programs.

OTHER INCOME (EXPENSE)

Interest and dividend income totaled $.2 million and $.4 million, respectively, for the three month and six months ended December 31, 1998, compared to $.2 million and $.3 million for the three months and six months ended December 31, 1997, representing earnings on liquid assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at December 31, 1998, was $16.7 million, as compared to $20.1 million at June 30, 1998. The decrease is due to net losses incurred by the company.

The Company believes that additional financing may be required to meet the Company's planned operating needs beyond fiscal year 2000 if significant positive cash flows are not generated from commercial activities during fiscal 2000. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

The Company has a note outstanding relating to a license of intellectual property from OMRF. The license Note has a principal amount of $.4 million (discounted to $.3 million) that bears interest at 8% per year. This obligation requires quarterly installments of interest, and commencing May 15, 1999, a principal payment of $25,000 per quarter until the license Note is repaid.

Future manufacturing expenses for the Company's diagnostic products will depend on market acceptance. Currently, the Company has sufficient finished goods inventory to supply anticipated sales for the 1998-1999 North American influenza season. Also, sample programs have occurred in Southern Hemisphere countries. The extent of sampling activities in conjunction with orders for the product will determine the production of additional units.

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

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed 100% of its assessment of all systems (IT and non-IT) that could be significantly affected by the Year 2000. The Company is currently implementing a new integrated accounting and financial reporting system which is Year 2000 compliant. This implementation is expected to be completed early in 1999. The Company has determined that its primary product line will not require remediation to be Year 2000 compliant. Accordingly, the Company believes that Year 2000 does not present a material exposure as it relates to the Company's products. The Company is gathering information about the Year 2000 compliance status of its significant suppliers, distributors and subcontractors and continues to monitor their compliance.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company currently has no system interfaces directly with significant third party vendors.

The Company is in the process of querying its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company has received information from these vendors that they are cognizant of the Year 2000 problem and have addressed these issues or are in the process of doing so. The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Due to the Company's growth, scale up of product manufacturing, and increased accounting transactions since inception, the Company's current accounting software is to be replaced in fiscal 1999. Accordingly, the costs of the accounting software will be capitalized. The total cost to replace the accounting software and determine the Year 2000 project's effect on operating equipment is estimated to be less than $100,000.

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

FACTORS AFFECTING FUTURE OPERATIONS

The following is a discussion of factors that the Company believes could have an impact on its future operations and financial performance:

         No Assurance of Market Acceptance

         There can be no assurance that ZstatFlu or other diagnostic products will achieve market acceptance. In addition, there can be no assurance that any of the Company's other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of the Company's products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by the Company.

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

         No Manufacturing Capability; Reliance on Third-Party Manufacturers

         The Company has limited experience in product manufacturing and currently has no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because the Company does not currently have a manufacturing facility, the Company has engaged third-party manufacturers to produce finished units of ZStatFlu(TM) or other diagnostic products.

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

         The Company and its third-party manufacturers are subject to Good Manufacturing Practices ("GMP") regulations promulgated by the FDA. The FDA will also inspect the Company's manufacturing facilities and the facilities of its third-party manufacturers on a routine basis for regulatory compliance with GMP regulations. Although the Company's employees have experience with GMP protocols, there can be no assurance that the Company or its third-party manufacturers can satisfy these requirements. The Company would not be allowed to manufacture its approved or cleared products in the event such GMP protocols could not be met.

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

                  The proceeds of the Offering were subject to the following actual expenses:

                                              Direct or indirect payments to
                                              directors, officers, general
                                              partners of the issuer or their
                                              associates; to persons owning ten              Direct or
                                              percent or more of any class of equity         indirect
                                              securities of the issuer; and to              payments to
                                              affiliates of the issuer                        others
                                              --------------------------------------        -----------
Underwriting discounts and commissions                     $   --                            $1,692,800

Finders' Fees                                                  --                                    --

Expenses paid to or for underwriters                           --                               634,800

Other Expenses                                                 --                               495,882
                                                           ------                            ----------
Total Expenses                                             $   --                            $2,823,482
                                                           ======                            ==========

                  The net proceeds of the Offering after deducting the expenses described above were approximately $18,337,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                                              Direct or indirect payments to
                                              directors, officers, general
                                              partners of the Registrant or
                                              their associates; to persons
                                              owning ten percent or more of any                       Direct or
                                              class of equity securities of the                       indirect
                                              issuer; and to affiliates of the                       payments to
                                              Registrant                                               others
                                              ----------------------------------                     -----------
Temporary investments                                        $--                                     $10,900,000
Inventory                                                                                              2,627,000
Equipment and Furniture                                                                                  110,000
Operating expenses                                                                                     4,700,000

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders.

         a) The Company held its Annual Meeting of Stockholders on November 11, 1998.

         b) The following matters were voted upon at the annual meeting:

         1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.


        Director                            Votes For            Votes Against      Votes Withheld
        --------                            ---------            -------------      --------------
        Christopher M. Salyer               4,441,388                 -0-               18,632

        Gilbert M. Schiff, M.D.             4,441,388                 -0-               10,820

         In addition to the foregoing, Peter G. Livingston, William I. Bergman,
J. Vernon Knight, M.D., David E. Rainbolt and William G. Thurman, M.D., are directors whose terms of office continued after the meeting.

         2) The stockholders approved an increase in shares of common stock subject to the ZymeTx, Inc. Stock Option Plan and the ZymeTx, Inc. Directors Stock Option Plan. Affirmative votes were 1,596,800; negative votes were 254,313; and abstentions were 29,210.

         3) The stockholders approved an increase in shares of common stock subject to the ZymeTx, Inc. Employee Stock Purchase Plan. Affirmative votes were 2,680,819; negative votes were 153,430; and abstentions were 63,135.

         4) The stockholders ratified the appointment of Ernst & Young LLP as independent public accountants for 1999. Affirmative votes were 4,344,603; negative votes were 86,825; and abstentions were 9,960.

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


                                     ZYMETX, INC., a Delaware Corporation
                                     ------------------------------------------
                                     (Registrant)


                                     /s/ G. Carl Gibson
                                     ------------------------------------------
                                     G. Carl Gibson
                                     Principal Financial and Accounting Officer


Date: February 15, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  27.1                Financial Data Schedule