Form 10QSB
period 1999-03-31
ZYMETX INC
filed 1999-05-14
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  6,692,572 shares of Common stock, $.001 par value, issued and outstanding at
                                  April 5, 1999


Transitional Small Business Disclosure Format (check one): Yes [ ] No X]

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                                          Page
Item 1.       Financial Statements (Unaudited)

              Balance Sheets - June 30, 1998 and March 31, 1999 .............................................2

              Statements of Operations - Three Months and Nine Months Ended March 31,

                1998 and 1999 and Cumulative from Inception to March 31, 1999................................3

              Statements of Cash Flows - Nine Months Ended March 31, 1998 and 1999

                and Cumulative from Inception to March 31, 1999..............................................4


              Notes to Financial Statements..................................................................5

Item 2.       Management's Discussion and Analysis or Plan of Operations.....................................8


PART II  - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................19

Item 2.       Changes in Securities and Use of Proceeds.....................................................19

Item 3.       Defaults Upon Senior Securities...............................................................20

Item 4.       Submission of Matters to a Vote of Security Holders...........................................20

Item 5.       Other Information.............................................................................20

Item 6.       Exhibits and Reports on Form 8-K..............................................................20

SIGNATURES..................................................................................................21

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                      JUNE 30,            MARCH 31,
                                                                                        1998                1999
                                                                                    ------------        ------------
                                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  2,112,552        $  1,106,665
   Marketable securities, available-for-sale                                          16,409,932           9,417,196
   Inventory                                                                           2,307,544           4,244,283
   Prepaid insurance and other                                                           203,548             440,637
                                                                                    ------------        ------------
Total current assets                                                                  21,033,576          15,208,781

Property, equipment and leasehold improvements, net                                      555,191             613,265
Proprietary technology and other intangibles, net                                         97,023              82,172
                                                                                    ------------        ------------
Total assets                                                                        $ 21,685,790        $ 15,904,218
                                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    707,132        $    799,690
   Accrued salaries, benefits and other                                                  247,508             308,093
                                                                                    ------------        ------------
Total current liabilities                                                                954,640           1,107,783

Long term obligations--
   Note payable to stockholder due after one year                                        319,884             343,925
   Deferred lease rentals                                                                197,680             278,078

Stockholders' equity:
   Redeemable preferred stock $.001 par value - Series B (none issued or
     outstanding at June 30, 1998 or March 31, 1999)                                          --                  --
   Common stock  $.001 par value; 30,000,000 shares authorized
    (6,636,880 and 6,687,880 issued and outstanding at June 30, 1998 and
     March 31, 1999, respectively)                                                         6,637               6,687
   Additional paid-in capital                                                         33,497,843          33,548,793

   Deficit accumulated during the development stage                                  (13,297,780)        (19,393,873)
   Accumulated other comprehensive income -
     Unrealized holding gains on marketable securities available for sale                  6,886              12,825
                                                                                    ------------        ------------
Total stockholders' equity                                                            20,213,586          14,174,432
                                                                                    ------------        ------------
Total liabilities and stockholders' equity                                          $ 21,685,790        $ 15,904,218
                                                                                    ============        ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    CUMULATIVE
                                                                                                                        FROM
                                                     THREE MONTHS ENDED                NINE MONTHS ENDED            INCEPTION TO
                                                           MARCH 31,                        MARCH 31,                 MARCH 31,
                                                    1998             1999             1998             1999             1999
                                                ------------     ------------     ------------     ------------     ------------
Revenues:
   Sales                                        $      1,306     $    251,213     $      9,142     $    517,952     $    595,082
   Allowance for Returns                                  --           27,366               --          (91,000)         (91,000)
   Other                                                  --               --               --               --            1,303
                                                ------------     ------------     ------------     ------------     ------------
Total revenues                                         1,306          278,579            9,142          426,952          505,385

Operating expenses:
   Research and development                          338,802          375,529          769,435          986,599        3,417,973
   Product development                               248,447          511,388          946,770          891,155        2,486,567
   Provision for Loss on Inventory                        --          730,761               --          730,761          730,761
   Cost of sales                                         325          148,054            1,485          242,601          272,751
   Sales and marketing                               481,793          864,770          906,272        2,757,381        3,978,540
   Acquired technology and patent costs
     from OMRF                                            --               --               --               --        1,108,505
   General and administrative                        330,934          475,947          881,926        1,454,285        3,550,230
                                                ------------     ------------     ------------     ------------     ------------
Total operating expenses                           1,400,301        3,106,449        3,505,888        7,062,782       15,545,327
                                                ------------     ------------     ------------     ------------     ------------
Loss from operations                              (1,398,995)      (2,827,870)      (3,496,746)      (6,635,830)     (15,039,942)

Other income (expense):
   Interest and dividend income                      284,446          149,411          563,073          589,278        1,521,468
   Interest expense                                  (14,924)         (16,914)         (42,640)         (49,541)        (179,135)
                                                ------------     ------------     ------------     ------------     ------------
Total other income                                   269,522          132,497          520,433          539,737        1,342,333
                                                ------------     ------------     ------------     ------------     ------------
Net loss                                          (1,129,473)      (2,695,373)      (2,976,313)      (6,096,093)     (13,697,609)


Preferred stock dividend--Series B                        --               --            3,211               --           11,815
Preferred stock dividend--Series C                        --               --        5,684,449               --        5,684,449
                                                ------------     ------------     ------------     ------------     ------------

Net loss applicable to common stock             $ (1,129,473)    $ (2,695,373)    $ (8,663,973)    $ (6,096,093)    $(19,393,873)
                                                ============     ============     ============     ============     ============
Basic and diluted net loss per common
   share                                        $      (0.17)    $       (.40)    $      (2.17)    $       (.92)    $      (7.76)
                                                ============     ============     ============     ============     ============
Weighted average common shares
   outstanding                                     6,625,963        6,679,422        4,000,726        6,657,065        2,497,500
                                                ============     ============     ============     ============     ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                        CUMULATIVE
                                                                                                            FROM
                                                                          NINE MONTHS ENDED             INCEPTION TO
                                                                              MARCH 31,                   MARCH 31,
                                                                       1998              1999               1999
                                                                  ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $ (2,976,313)      $ (6,096,093)      $(13,697,609)
Adjustments to reconcile net loss to net cash used by
 operating activities:
     Depreciation and amortization                                      73,787            119,089            291,282
     Provision for loss on inventory                                        --            730,761            730,761
     Acquired technology and patent costs from OMRF                         --                 --            336,422
     Accretion of interest                                              42,640             24,041            139,268
     Deferred lease rentals                                             96,106             80,398            278,078
     Changes in operating assets and liabilities:
       Interest receivable on marketable securities                   (285,712)           311,841           (148,082)
       Prepaid insurance and other                                     (90,296)          (237,089)          (441,819)
       Inventory                                                    (2,211,625)        (2,667,500)        (4,908,756)
       Accounts payable                                               (102,453)            92,558            799,690
       Other liabilities                                               214,942             60,585            296,278
                                                                  ------------       ------------       ------------
Total adjustments                                                   (2,262,611)        (1,485,316)        (2,626,878)
                                                                  ------------       ------------       ------------
Net cash used by operating activities                               (5,238,924)        (7,581,409)       (16,324,487)


CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                  (18,966,735)       (18,492,711)       (41,007,782)
Proceeds from maturities of marketable securities                    1,572,744         25,179,545         31,751,493
Purchase of property, equipment and leasehold
   improvements                                                       (269,912)          (162,312)          (849,298)
Purchase of inventory, proprietary technology and other
   intangibles                                                              --                 --           (202,917)
                                                                  ------------       ------------       ------------
Net cash provided (used) by investing activities                   (17,663,903)         6,524,522        (10,308,504)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                     --                 --            392,510
Payments on notes payable                                                   --                 --           (311,271)
Purchase of fractional shares of preferred stock                          (405)                --               (405)
Proceeds from issuance of common and preferred stock, net of
   offering costs                                                   23,295,232                 --         27,591,572
Exercise of employee stock options                                          --             51,000             67,250
                                                                  ------------       ------------       ------------
Net cash provided by financing activities                           23,294,827             51,000         27,739,656
                                                                  ------------       ------------       ------------
Net increase (decrease) in cash                                        392,000         (1,005,887)         1,106,665


Cash and cash equivalents at beginning of period                       226,312          2,112,552                 --
                                                                  ------------       ------------       ------------
Cash and cash equivalents at end of period                        $    618,312       $  1,106,665       $  1,106,665
                                                                  ============       ============       ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 MARCH 31, 1999



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

At March 31, 1999, there were warrants outstanding for the purchase of an aggregate of 795,847 shares of the Company's common stock exercisable at prices ranging from $3.20 to $12.40 (an average of $6.08 per share). The Company has allocated 1,000,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, granted 638,324 stock options, with 571,074 shares outstanding at March 31, 1999. For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1998 financial statements filed on Form SB-2. The warrants and stock options were not included in the computation of diluted net loss per share for the quarterly and nine month period ended March 31, 1998 or 1999, since the effect would be anti-dilutive.


NOTE 3 - EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the "Plan") effective January 1, 1999. The Plan provides that each eligible employee may participate by making an election to have up to 10% of their compensation deducted from their pay during any quarter. An employee must have completed at least three months of service with the Company before being eligible to participate in the Plan.

The option price under the Plan is the lesser of 85% of the price of the stock on the first day of such quarter or 85% of the price of the stock on the last day of such quarter. The options will be continually granted and automatically exercised each quarter in which the Plan is in effect. The board of directors has authorized 50,000 shares for issuance under the Plan. For the quarter ended March 31, 1999, 4,692 shares of stock were purchased though the Employee Stock Purchase Plan for a total of $8,973, or $1.91 per share.


NOTE 4 - COMPREHENSIVE INCOME

Effective June 30, 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive income for the three month and nine month periods ended March 31, 1998 and 1999, is detailed below.

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   MARCH 31,                          MARCH 31,
                                            1998              1999              1998              1999
                                         -----------       -----------       -----------       -----------
   Net loss                              $(1,129,473)      $(2,695,373)      $(8,663,973)      $(6,096,093)
   Unrealized gains (losses) on
     investments available for sale             (651)            8,510           (11,800)            5,939
                                         -----------       -----------       -----------       -----------
   Comprehensive loss                    $(1,130,124)      $(2,686,863)      $(8,675,773)      $(6,090,154)
                                         ===========       ===========       ===========       ===========

NOTE 5- RIGHTS PLAN

In February, the Company announced that its Board of Directors had adopted a rights plan designed to protect the long-term interest of ZymeTx and its stockholders in the event of an unsolicited takeover attempt. On February 3, 1999, the Company declared, under the Plan, a tax-free dividend distribution of one share purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business. Each Right entitles the holder to buy 1/1000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $47.50. The terms of the plan provide that the Rights will be exercisable for Preferred Shares only if a person or group acquires beneficial ownership of 20% or more of the Company's common shares or commences an offer that would result in such person or group owning 20% or more of the Common Shares, without approval of the Board of Directors. The holders of the Rights, other than the acquiring person(s) would then have the right to receive upon exercise the Company's common stock having a value equal to two times the exercise price. The Company will be entitled to redeem the Rights at $.001 per Right at any time prior to the tenth day following a public announcement that a person or group has acquired 20% or more of the Company's Common Shares. The Rights will expire on February 3, 2009.

NOTE 6 - LOSS ON PROVISION FOR INVENTORY

A provision for loss on inventory of $.7 million was recognized during the quarter ended March 31, 1999. After improving the ZstatFlu point-of-care influenza test from a 60-minute to a 30-minute format in fiscal 1999, the Company wrote down inventory relating to the 60-minute format. In addition, certain components of the current 30-minute format had an "Intended Use" labeling change, which resulted in a write down of raw materials and an allowance for reworking certain finished components.


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

CURRENT EVENTS

In January, the Company and its Canadian manufacturing partner, Diagnostic Chemicals Limited, announced receipt of the Canadian medical device license to market ZstatFlu in Canada.

In February, the Company announced that its Board of Directors had adopted a rights plan designed to protect the long-term interest of ZymeTx and its stockholders in the event of an unsolicited takeover attempt. See Note 5 of Notes to Financial Statements for additional discussion of the Rights Plan.

Also in February, the Company's National Flu Surveillance Network (NFSN) announced the addition of 35 surveillance sites, pushing the total nationwide to 336 sites. NFSN now covers all 50 states and is the first network able to detect, monitor and track flu outbreaks across the United States in virtual real-time. The NFSN functions as a network of outbreak or "epicenter" surveillance sites across the country that have trained physicians and technicians using the ZstatFlu technology to identify and track influenza in their patients and communities.

In March, the Company announced it had received clearance from the United States Food and Drug Administration (FDA) for laboratory tests that are able to distinguish between influenza A and B. The cleared products, which are FITC-labeled monoclonal antibodies, will speed up the development process for other applications. These products have increased stability and shelf life, and results are easier to interpret under the microscope.

PLAN OF OPERATIONS

The Company's plan of operations for the next 12 months is to: (i) establish distribution channels and market the Company's diagnostic products; (ii) utilize the Company's diagnostic products to develop international viral disease monitoring programs; and (iii) continue viral therapeutic and diagnostic research and development.

The Company believes it has adequate cash and marketable securities available for sale to fund the planned operations for the next 12 months. If the Company does not substantially increase revenues from operations to a level which will result in a positive cash flow from operations, the Company will be required to significantly reduce its expenditures in the areas of research and development, sales and marketing and general administration for fiscal 2001.

The Company will purchase equipment in connection with the expansion of its research program. The anticipated amount of equipment purchases through June 30, 1999, is $.2 million, and will be funded from existing working capital. Additional equipment will be required if the Company establishes its own full-scale production facility; the Company expects to finance the equipment for such a facility through debt or lease financing. The Company may lease a manufacturing facility; however, if purchase terms were favorable the Company would finance such a purchase through debt financing.

RESULTS OF OPERATIONS

NET LOSS

For the three months and nine months ended March 31, 1999, the Company recognized a net loss of $2.7 million and $6.1 million, respectively. Net loss applicable to common stock was $.40 per basic and diluted share compared to a net loss of $.17 per basic and diluted share for the third quarter of fiscal 1998. The principal factor involved in such losses was the inability to establish substantial revenues from the sale of ZstatFlu for the 1999 influenza season, which occurred for the most part during the third quarter of fiscal 1999.


PRODUCT SALES

For the three months and nine months ended March 31, 1999, the Company recognized increased revenues from sales of ZstatFlu as compared to the three months and nine months ended March 31, 1998. This is the result of the Company implementing several ongoing marketing programs which began during fiscal 1998 and which continued in fiscal 1999 to educate physicians as to the medical, financial and practical economic benefits from the use of ZstatFlu. In addition to marketing directly to physicians, the Company continued to market to the managed care segment (HMO/PPO/PPM). Also, during fiscal 1999, the Company initiated a nationwide sampling program through the Company's distributors, in addition to direct sampling from the Company. This program increased physician awareness of ZstatFlu during the 1998 -1999 influenza season and is expected to benefit product sales in the 1999 - 2000 influenza season.

Although the Company substantially increased its sales and marketing activities, and the Company recognized more than $.4 million in sales of ZstatFlu, the adoption of ZstatFlu by physicians has been slower than anticipated. The Company believes, however, that opinion leaders in the medical profession have demonstrated the effectiveness of ZstatFlu in the diagnosis and treatment of influenza and in the economics of the practice of medicine. While the Company believes that the influence of such opinion leaders will contribute to a greater interest in the Company's customer market base and potential sales increases in the next influenza season, there can be no assurance that increases in demand or future sales will be realized.


RESEARCH AND DEVELOPMENT

Research and development spending for the three months and nine months ended March 31, 1999, totaled $.4 million and $1.0 million, respectively, which represents an increase of 11% and 28%, respectively, from the three months and nine months ended March 31, 1998. The increase was primarily due to an increase in salaries and other expenses attributable to additional scientific staff used as part of the Company's programs to improve diagnostic products and continued research in therapeutic compounds.

Because the Company's budgets for fiscal 2000 have been predicated on greater revenues for such fiscal year, the Company must reassess its current commitments and budget for research and development for fiscal 2000.


PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of diagnostic products totaled $.5 million and $.9 million, respectively, for the three months and nine months ended March 31, 1999, compared to costs totaling $.2 million and $.9 million, respectively, for the three and nine months ended March 31, 1998. These costs were incurred for improving scaled-up manufacturing processes and re-engineering improvements in current FDA cleared diagnostic products.

PROVISION FOR LOSS ON INVENTORY

A provision for loss on inventory of $.7 million was recognized during the quarter ended March 31, 1999. After improving the ZstatFlu point-of-care influenza test from a 60-minute to a 30-minute format in fiscal 1999, the Company wrote down inventory relating to the 60-minute format. In addition, certain components of the current 30-minute format had an "Intended Use" labeling change, which resulted in a write down of raw materials and an allowance for reworking certain finished components.


SALES AND MARKETING

Sales and marketing expenses totaled $.9 million and $2.8 million, respectively, for the three months and nine months ended March 31, 1999. This expenditure represents a 79% and 204% increase, respectively, from the three months and nine months ended March 31, 1998. This increase is due to an increase in personnel expense, advertising, conventions and travel, and the leasing of a contract sales organization designed to target managed care organizations, clinics, physicians and others in the medical community. Because the Company utilized the services of a contract sales organization for the marketing of ZstatFlu during fiscal 1999, the sales activities of that firm are substantially complete and, therefore, sales and marketing expenses for the fourth quarter of fiscal 1999 will be significantly lower. The Company will reassess its use of a contract sales force for fiscal 2000, in an effort to determine the cost effectiveness of its sales and marketing operations.


GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.5 million and $1.5 million, respectively, for the three months and nine months ended March 31, 1999, representing a 44% and 65% increase, respectively, from the three months and nine months ended March 31, 1998. The increase was principally due to increased consulting fees, securities and patent legal fees and increased personnel. Additional costs were also incurred to support the Company's investor relations and public relations programs.

OTHER INCOME (EXPENSE)

Interest and dividend income totaled $.1 million and $.6 million, respectively, for the three month and nine months ended March 31, 1999, compared to $.3 million and $.6 million for the three months and nine months ended March 31, 1998, representing earnings on liquid assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied principally on equity financing to fund its operations and capital expenditures. Working capital at March 31, 1999, was $14.1 million, as compared to $20.1 million at June 30, 1998. The decrease is due to losses from operating activities during fiscal 1999.

The Company believes that additional financing may be required to meet the Company's planned operating needs beyond fiscal year 2000 if significant positive cash flows are not generated from commercial activities during fiscal 2000. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, the Company anticipates pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of Company securities. If such alternatives are not available, the Company may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of its potential products under development or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

The Company has a note outstanding relating to a license of intellectual property from OMRF. The license Note has a principal amount of $.4 million (discounted to $.3 million) that bears interest at 8% per year. This obligation requires quarterly installments of interest, and commencing May 15, 1999, a principal payment of $25,000 per quarter until the license Note is repaid.

Future manufacturing expenses for the Company's diagnostic products will depend on market acceptance. Currently, the Company has sufficient raw materials and finished goods inventory to supply anticipated sales for the 1999-2000 North American influenza season. Also, sample programs have occurred in Southern Hemisphere countries. The extent of sampling activities in conjunction with orders for the product will determine the production of additional units.

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

The Company is continuing to assess its software and hardware systems to evaluate if they will properly utilize dates beyond December 31, 1999. The Company presently believes that no significant modifications or replacements of existing software or hardware except as noted below will be necessary to address the Year 2000 Issue.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed 100% of its assessment of all systems (IT and non-IT) that could be significantly affected by the Year 2000. The Company has completed implementation of most major modules of a new integrated accounting and financial reporting system which is Year 2000 compliant. This implementation is expected to be completed by June 30, 1999. The Company has determined that its primary product line will not require remediation to be Year 2000 compliant. Accordingly, the Company believes that Year 2000 does not present a material exposure as it relates to the Company's products. The Company is gathering information about the Year 2000 compliance status of its significant suppliers, distributors and subcontractors and continues to monitor their compliance.

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

Due to the Company's growth, scale up of product manufacturing, and increased accounting transactions since inception, the Company's accounting software was replaced in fiscal 1999. Accordingly, the costs of the accounting software were capitalized. The total cost to replace the accounting software and determine the Year 2000 project's effect on operating equipment was less than $100,000.

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

FACTORS AFFECTING FUTURE OPERATIONS

The following is a discussion of factors that the Company believes could have an impact on its future operations and financial performance:

         No Assurance of Market Acceptance

         Because the adoption rate by physicians of the Company's ZstatFlu product has been slow, there can be no assurance that ZstatFlu or other diagnostic products will achieve market acceptance. This slow rate of adoption, compounded by a truncated seasonal selling period corresponding with the annual influenza season, has complicated the Company's ability to firmly establish the benefits of using ZstatFlu as an integral component in the detection and treatment of influenza. In addition, there can be no assurance that any of the Company's other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of the Company's products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's products and their advantages over existing technologies and products. There can be no assurance that the Company will be able to successfully market its potential products even if they perform successfully in clinical trials. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by the Company.

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

                  The proceeds of the Offering were subject to the following actual expenses:

                                     Direct or indirect payments to
                                     directors, officers, general
                                     partners of the issuer or their
                                     associates; to persons owning ten       Direct or
                                     percent or more  of any class of         indirect
                                     equity securities of the issuer;        payments to
                                     and to affiliates of the issuer           others
                                     --------------------------------        -----------
Underwriting discounts and
  commissions                                    $   --                       $1,692,800
Finders' Fees                                        --                               --

Expenses paid to or for
  underwriters                                       --                          634,800

Other Expenses                                       --                          495,882
                                                 ------                       ----------
Total Expenses                                   $   --                       $2,823,482
                                                 ======                       ==========

                  The net proceeds of the Offering after deducting the expenses described above were approximately $18,337,000. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                                Direct or indirect payments to
                                directors, officers, general
                                partners of the Registrant or
                                their associates; to persons
                                owning ten percent or more
                                of any class of equity                Direct or
                                securities of the issuer;              indirect
                                and to affiliates of the              payments to
                                Registrant                              others
                                ------------------------------        -----------
Temporary investments                      $  --                      $ 9,400,000
Inventory                                                               2,608,000
Equipment and Furniture                                                   162,000
Operating expenses                                                      6,167,000

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

         a.       Exhibits:

                  27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).

         b. Reports on Form 8-K: On February 5, 1999, the Company filed a Current Report on Form 8-K, reporting the adoption of a shareholder rights plan under "Item 5. Other Events."

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


                                      ZYMETX, INC., a Delaware Corporation
                                      ------------------------------------------
                                      (Registrant)


                                      /s/ G. Carl Gibson
                                      ------------------------------------------
                                      G. Carl Gibson
                                      Principal Financial and Accounting Officer


Date: May 14, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NO.               DESCRIPTION
-------           -----------
   27.1        Financial Data Schedule