Form 10KSB
period 1999-06-30
ZYMETX INC
filed 1999-10-13
CIK 921439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from ________ to ______

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

                                 YES [X] NO [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year $544,293.

         As of September 22, 1999 the aggregate market value of voting stock held by non-affiliates of such stock was $13,392,710 (based on the closing price for the common stock on the Nasdaq National Market System on such date). As of September 22, 1999 there were 6,696,355 shares of Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

         The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 17, 1999 is incorporated by reference in Part III, Items 10, 11 and 12.

         Transitional Small Business Disclosure Format (check one):
         YES [ ] NO [X]

================================================================================

                                  ZYMETX, INC.

                                   FORM 10-KSB
                     For the fiscal year ended June 30, 1999


                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I........................................................................   2

Item 1.  Description of Business..............................................   2

Item 2.  Description of Properties............................................   9

Item 3.  Legal Proceedings....................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders..................   9

PART II.......................................................................   9

Item 5.  Market for Common Equity and Related Stockholder Matters.............   9

Item 6.  Management's Discussion and Analysis or Plan of Operation............  10

Item 7.  Financial Statements.................................................  15

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................  15

PART III......................................................................  16

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................  16

Item 13. Exhibits and Reports on Form 8-K.....................................  19

Signatures....................................................................  21

Index to Financial Statements................................................. F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         ZymeTx, Inc. is a development stage biotechnology company engaged in the discovery, development and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

         o develop diagnostic and therapeutic products for a range of viral diseases; and

         o earn revenues from marketing ZstatFlu, our first diagnostic product, continue our diagnostic research and development program and sustain a comprehensive viral therapeutic research and development program.

         ViraZyme(R), our core technology, exploits the subtle structural differences and characteristics of enzymes to create viral diagnostic and therapeutic products. Our diagnostic technology is a proprietary two-part compound that will split when the compound contacts a specific target site (an enzyme). As a result of this split, one part of the compound becomes visible to the naked eye when collected in the testing device, permitting the user to determine whether the virus targeted by the test is present. For therapeutic products, we use a modified version of the diagnostic compound that will bind to a specific enzyme and prevent the enzyme from contributing to the infection process.

         The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B, respiratory syncytial virus (commonly called RSV), parainfluenza and adenovirus. There are three genera of influenza virus, A, B, C; A and B are most common to humans, while C rarely causes significant infection. RSV infects humans, usually children, which is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

         ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

ZYMETX TECHNOLOGY

         SCIENTIFIC BACKGROUND. Significant advances made in the field of microbiology in recent years have increased scientists' understanding of cell biology, disease process and disease progression. These advances have opened the field of virology to new approaches. Historically, many scientific leaders believed that enzyme structure is based primarily on the function and not on the origin of the enzyme. We believe, however, that enzymes are encoded with genes and possess exploitable differences based upon their origin. The prevailing body of science, while not in direct conflict with our premise, has maintained that if such differences in fact exist they would be too insignificant to be exploited. We have demonstrated the ability to exploit these subtle differences and to identify enzymes unique to the host virus.

         The ViraZyme technology focuses on the development of highly specific/selective molecules that will interact only with an enzyme of specific origin (such as viral, mammalian or bacterial). This permits interaction with one enzyme while preventing activity with a similar enzyme of different origin. We can identify the fingerprint of critical enzymes and then build molecules having great preference for only the targeted form of the enzyme. We build such molecules using a proprietary series and sequence of assays supported by X-ray crystallography which analyzes the enzyme structure using crystals grown and analyzed from the enzyme with 3-dimensional computer aided designs, and by "rational design" which is a method of designing a molecule based upon the foreknowledge of the desired structural characteristics being sought.

         The core of the ViraZyme approach is the identification of essential target sites of viral enzymes and synthetic production of molecules that have selective action at an identified target site. We believe that this approach can be used to develop both diagnostic and therapeutic programs.

         VIRAZYME TECHNOLOGY. Virus particles contain proteins essential for the virus to infect its host. For example, the influenza virus has eight proteins, several of which function as structural components while others function as enzymes. Enzymes are biological catalysts that can transform one biochemical substance into another, specifically and rapidly, without being consumed in the reaction. Because of the enzyme's location on the virus particle and the importance of catalytic reactions to the virus' function, such sites would typically make an attractive target for diagnostic compounds or therapeutic inhibitors. However, similar enzymes of bacterial and mammalian origin are also present in the body and are necessary to perform normal and vital cell functions.

         The ViraZyme technology uses a methodology for discovering the subtle, origin-dependent differences of enzymes and exploiting such differences through the use of proprietary substrate and inhibitor molecules specific to viral enzymes. A substrate is a molecule that is acted upon by an enzyme resulting in a change to the molecule; an inhibitor is a molecule that is recognized by an enzyme and locks into that portion of the enzyme that acts upon and changes the molecule through the action (known as the "active site"), thus reducing the ability of the enzyme to act upon other molecules.

         By introducing a ViraZyme substrate linked to a molecule or compound capable of absorbing light in the visible spectrum (known as a "chromogen") to a virus in a clinical specimen, only the targeted viral enzyme will continuously cleave the chromogen from the substrate, causing a visible color to appear or causing the molecule's absorption characteristics to be capable of measurement by an instrument.

         The ViraZyme technology utilizes the naturally occurring enzyme to produce thousands of reactions at the catalytic site while other methods, such as monoclonal antibodies and gene probes (which are molecules that react with the genetic material of a cell and detect the presence of the cell by the unique map of the genetic material) employ secondary reactions which require additional steps to produce multiple reactions. For therapeutic applications of this technology, specifically designed inhibitor molecules are administered to a person infected with a virus to inhibit the natural enzyme activity critical to the infection process, theoretically stopping the course of the illness.

         We select viral diseases other than influenza to be targeted for commercialization of our products based on the following criteria:

         o        potential market size;

         o        the viral disease's incidence, morbidity/mortality;

         o        the availability of diagnostics and therapeutics; and

         o        the existence of possible corporate partners.

         Developing any additional products will require significant ongoing research and development and capital resources not currently available to us.

         During fiscal 1998 and fiscal 1999, we incurred research and development expenses of approximately $1.1 million and $1.4 million, respectively, and in fiscal 1998 acquired in-process technology of approximately $.2 million, none in fiscal 1999.

ZSTATFLU

         BACKGROUND. The first product we developed was ZstatFlu. ZstatFlu permits physicians to, for the first time, detect the influenza virus directly from a patient specimen in the physicians' office laboratories. ZstatFlu targets the amplifying capability of the influenza neuraminidase enzyme which acts upon neuraminic acid and like compounds. The ViraZyme technology incorporates patented substrate molecules which react with the influenza neuraminidase enzyme and allows the presence of the influenza virus to be detected.

         These substrate molecules include two parts:

         o a "recognition" portion which is a chemical entity capable of acting with the active site of an enzyme, and which enters into the catalytic site of the enzyme; and

         o a chromogen "reporter" portion which gives a visible signal after the enzyme has cleaved it from the recognition portion.

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

         PRODUCT STATUS. ZstatFlu was cleared by the FDA in September 1997. During fiscal 1999, we reduced the incubation time for the test from 60 minutes to 30 minutes. The FDA approved the product as "portable," which allows offices that are not certified under the Clinical Laboratory Improvement Act of 1988 to send the patient's specimen to a reference laboratory for analysis.

In early fiscal 2000 we reduced the test time from 30 minutes to 20 minutes. This format improved the sensitivity and specificity of the original test and further reduced the incubation time. In addition, portability of patient specimens was also maintained. As a result of this improvement, we do not intend to market the 30-minute format and elected to re-work existing inventory into the 20-minute format. These cumulative incubation improvements resulted in a total inventory write-down of $1,341,761 in fiscal 1999.

OTHER CURRENT PRODUCTS CLEARED BY THE FDA

         We have a history of successfully gaining FDA clearances; however, we have chosen not to expend resources to market certain products which we have developed and there can be no assurance that markets for these products will be significant or that we will ever market them.

         VIRAZYME CULTURE SCREEN. ViraZyme Culture Screen, cleared by the FDA in June 1996, is a product available to clinical labs, in contrast to the use of ZstatFlu, which may be used both in physician office laboratories and clinical labs. We believe the Culture Screen product reduces labor-intensive procedures in the clinical laboratory, thereby reducing costs.

         VIRASTAT PARAINFLUENZA 1, 2 AND 3. ViraSTAT Parainfluenza 1, 2 and 3, cleared by the FDA in 1995, is the first of a series of clinical lab products we developed using monoclonal antibody technology. An antibody is a protein molecule produced by lymphocytes following introduction of a foreign entity and assists in the elimination of the foreign entity from the body. A monoclonal antibody is derived from a single B-cell raised against a single localized area on the molecular surface of a protein, nucleic acid or polysaccharide. These antibodies are highly specific for a particular part of a macromolecule. This product has several distinct advantages over time and labor-intensive tests of other clinical lab products currently available. We intend to develop other monoclonal antibody-based products for the detection of adenovirus and RSV, and the influenza A/B products which comprise the respiratory panel.

OTHER DIAGNOSTIC PRODUCTS IN DEVELOPMENT

         VIRAZYME INFLUENZA ID A/B. ZstatFlu is designed to accurately detect the presence of the influenza virus. However, this product does not differentiate between Type A and Type B influenza. The identification of influenza as either Type A or Type B is important for segments of the marketplace which require definitive diagnosis for epidemiological purposes. We may utilize its proprietary antibodies which target the influenza virus to create a ViraZyme Influenza ID A/B test which would specifically and rapidly identify the particular type of influenza present in a specimen should the market support such a product.

         VIRASTAT FITC LABELED MONOCLONAL ANTIBODIES. Our scientific staff has developed an improved proprietary method for directly labeling monoclonal antibodies with the commonly used fluorescent dye molecule fluorescein isothiocynate ("FITC"). Microscopy utilizing fluorescent antibodies represents the most efficient and currently accepted method employed by clinical laboratories to culture and identify viruses. Using our improved methods for directly labeling monoclonal antibodies with fluorescent dye, we developed labeled monoclonal antibodies for both Type A and Type B influenza. These antibodies may be marketed separately or in a panel with other monoclonal antibodies for detection of respiratory viruses. In-house testing of these monoclonal antibodies comparing them to those commercially available has found ViraSTAT monoclonal antibodies to be superior. Both influenza Type A and B monoclonal antibodies were successfully tested separately and as a pool in clinical studies during the fall of 1996. These monoclonal antibodies will be submitted for clearance under the FDA 510(k) process.

THERAPEUTIC RESEARCH PROGRAM

         INFLUENZA THERAPEUTIC DEVELOPMENT. Historically, we have pursued the discovery of therapeutic compounds for influenza. However, we are currently dedicating the resources previously used in influenza therapeutic development to the enhancement of the ZstatFlu diagnostic product. We will re-examine the feasibility of our therapeutic program once we determine the sales results of ZstatFlu in our fiscal 2000 influenza season.

SALES AND MARKETING

         PRIMARY CARE MARKET. The principal market for ZstatFlu is physicians' office laboratories, of which there are an estimated 27,000 certified by CLIA to run moderately complex tests, such as ZstatFlu. The focus of our sales efforts for fiscal 2000 is the primary care market and the acute-care/hospital market. In 1999 we established the National Flu Surveillance Network, or NFSN. The NFSN is a network of approximately 220 physician laboratories that purchase ZstatFlu and report influenza outbreak information to us. This network allows us to rapidly identify influenza outbreaks in communities and inform physicians, promoting early diagnosis and therapeutic intervention. We also use the network's surveillance information for clinical trials of new influenza therapeutics, and we post summary incidence information on the Internet at www.fluwatch.com for use by the public.

         The availability of in-office diagnostic tests enables the physician to identify and run additional tests that help establish the basis for a firm diagnosis and a sound therapeutic decision. We use two approaches to reach this market:

         o direct sales to physicians in outbreak areas identified by the NFSN; and

         o distributor relationships with Bergen Brunswig, McKesson General Medical, LABSCO, Fischer Scientific and InfoLab.

         OVERUSE OF ANTIBIOTICS. It is estimated that 50% of upper respiratory infections are caused by viruses and not bacterium. Studies have shown that physicians routinely over-diagnose and treat bacterial infections with antibiotics. Antibiotics have no affect on viruses and are typically given for secondary infections. The overuse of antibiotics is the subject of much study and is cause for elevated professional awareness of bacteria resistant to antibiotics. The availability of a definitive rapid influenza diagnostic will allow the physician to properly diagnose influenza and allow for the administration of a new family of anti-viral therapies.

         AVAILABILITY OF INFLUENZA THERAPEUTICS. Historically, the use of diagnostic testing follows the availability of therapeutic products. In the case of influenza, disease symptoms resemble those of bacterial infections resulting in the overuse of antibiotics. We expect that during the fiscal 2000 influenza season a new family of antiviral therapeutic neuraminidase inhibitors will become available to treat influenza. Neuraminidase inhibitors are currently limited to influenza and inhibit viral replication thus slowing the disease process. In July 1999, the FDA cleared GlaxoWellcome's therapeutic Relenza(TM), the first of the new family of influenza neurominidase inhibitors, and during the same month, Roche Laboratories announced that an influenza therapeutic, TamiFlu(TM) (another neuraminidase inhibitor), would be subject to the FDA's fast track approval process. We anticipate that the Roche influenza therapeutic will also be available for the fiscal 2000 influenza season. We believe that the availability of influenza therapeutics will increase the need for accurate diagnosis of influenza and contribute to the marketability and awareness of ZstatFlu.


         MANAGED CARE MARKET. For physicians that practice in the managed care setting, our strategy is to:

         o demonstrate a significant savings through accurate diagnosis, thus significantly reducing unneeded treatment; and

         o        demonstrate the proper use of anti-viral therapeutics.

         We have targeted ZstatFlu to the managed care (HMO/PPO/PPM) segment where specific controls can be readily put in place for insurers, physicians and patients that will lead to both improved quality of care and reduced costs for management of upper respiratory infections.

MANUFACTURING ARRANGEMENTS; SOURCES OF RAW MATERIAL

         We have contracted with two manufacturers to produce the chemical compounds comprising ZstatFlu for the fiscal 2000 influenza season, should additional product be necessary beyond that presently on-hand. One of the manufacturers also assembles, packages and ships the product. We may, however, establish our own production facility located in Oklahoma if production costs per unit do not increase and the availability of the principal chemical compound for ZstatFlu does not make outsourcing advantageous relative to our production.

         We believe we have adequate quantities of the chemical compounds necessary for the 1999-2000 influenza season production requirements, and other material is currently available in quantities and within delivery schedules that meet our fiscal year requirements.

         We have the technical capability with our existing personnel to produce the chemical for ZstatFlu in the event we establish our own production facility. Additional technicians, facilities and equipment would be required, however, for us to conduct our own production operation.

EUROPEAN AND OTHER FOREIGN MARKETS

         Requirements for marketing a diagnostic product in Europe are generally less stringent than in the U.S. Once an application for marketing clearance is submitted to the FDA, the product covered by such application may be marketed in certain European countries. We received clearances to market ZstatFlu in Switzerland, New Zealand, Canada and Australia. Without specific registration we can market our diagnostic in the European Union, Hong Kong, Singapore, Mexico and Middle Eastern countries.

COMPETITION

         Competition in our markets is intense. We compete with a large number of companies ranging from very small businesses to large diagnostic, healthcare, pharmaceutical, biomedical and chemical companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than ZymeTx. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. We intend to compete primarily on the basis of the clinical utility, accuracy, speed, ease of use and other performance characteristics of our products and, to a lesser degree, on the price of our products.

         DIAGNOSTICS. Other companies are developing influenza diagnostics which may compete with our products. The existence of these and other competing products or procedures that may be developed in the future may adversely affect the marketability of products which we develop.

         Although our existing licensed patent rights cover a broad field of viral diagnostics, we are aware of the efforts of others to develop diagnostics for viral disease. Quidel, working with GlaxoWellcome, and Biostar, working with Biota Holdings, Ltd., have each publicly announced influenza diagnostic programs. Biostar/Biota began selling their influenza diagnostic in the 1998-1999 influenza season, and Quidel announced the filing of a 510(k) on its influenza diagnostic in May 1999. We believe the primary methods being used by these competitors and others to develop such diagnostics are substantially different than our methods and do not offer the anticipated market advantages of the ViraZyme system. We cannot assure, however, that we will be successful in fully developing our products so that such expected marketing advantages will be realized or that the competitive advantages of products of competitors will not exceed those of our products.

         THERAPEUTICS. GlaxoWellcome's influenza therapeutic received FDA clearance in July 1999; Roche submitted its influenza therapeutic for FDA approval in May 1999 and was granted fast track approval which would allow for clearance in time for the 1999-2000 influenza season; and R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceuticals, Inc., Johnson & Johnson companies, have an influenza program in later stage clinical research. Programs underway at GlaxoWellcome, Roche and Johnson & Johnson involve inhibition of enzymes in a manner similar to our approach. These three competitors are further advanced in the development of influenza therapeutics than we are, and may come to the market with a therapeutic product earlier than we can, which could be a barrier to market acceptance of our product, if developed.

         A therapeutic product developed by GlaxoWellcome, Roche or Johnson & Johnson will be a strong competitor for any therapeutic which we may develop, because of the substantially greater resources and marketing capabilities of these companies. In the event we develop a therapeutic product, we plan to contract with large pharmaceutical companies. We cannot assure that such a contract can be secured on terms satisfactory to us, or at all.

         Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and obtain adequate capital resources.

INTELLECTUAL PROPERTY

         LICENSES FROM OMRF. Oklahoma Medical Research Foundation previously granted ZymeTx an exclusive, perpetual, worldwide license covering all of the patents which comprise the ViraZyme technology and all foreign patents and patent applications corresponding to those patent applications. The issued U.S. patents covered by that license expire in the U.S. from 2010 to 2013 and relate to the methods for use of naturally occurring viral enzymes to detect the presence of a specific virus from a patient specimen with the test yielding a visible reaction, as well as patents on specific novel compounds, synthesis pathways and composition of matter. The license grants ZymeTx the perpetual, exclusive worldwide right to manufacture, have manufactured, use, sell or have sold, products made under those patent rights. In consideration for the OMRF license, we: (i) paid OMRF a license fee of $825,000; (ii) executed a note in the principal amount of $425,000; (iii) granted OMRF a 2.0% royalty on net sales of products derived from patents held by

OMRF and covered by the license; (iv) granted to OMRF a warrant to purchase 5,667 shares of ZymeTx common stock at $3.20 per share; and (v) issued to OMRF 165,130 shares of common stock.

         Under the terms of the license, we assumed responsibility to pay Biota a royalty of 4.0% of the revenues derived from sales of diagnostic products utilizing intellectual property developed during a research collaboration between Symex Corp. and Biota. We do not believe that the ZstatFlu product utilizes intellectual property developed during that collaboration and, therefore, do not believe that a royalty will be due to Biota. However, there can be no assurance that Biota will not be successful in establishing that a royalty will be due to Biota. In the event that a royalty is payable, royalty payments to OMRF will be offset by any royalties payable to Biota. We do not believe that such obligation to Biota would materially adversely affect our capitalization or operations.

         We believe that the family of compounds we are developing for therapeutic use are not within the claims of any other company, including GlaxoWellcome or Roche, who has filed patent applications for certain therapeutic products based upon the review of patent disclosures made by such companies.

         OTHER PROPRIETARY RIGHTS. In addition to patent rights, we rely on trade secrets, trademarks and nondisclosure agreements to establish and protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to utilize our technology or to obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect our proprietary rights in our processes and products to the same extent as do the laws of the U.S.

         We rely substantially on certain technologies which are not patentable or proprietary and therefore may be available to our competitors. In addition, many of the processes and much of the know-how of importance to our technology are dependent upon the skills, knowledge and experience of its scientific and technical personnel, which are not patentable. To protect our rights in these areas, we require all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements. We cannot assure, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, knowledge or other proprietary information. ViraZyme and ViraSTAT are trademarks registered to OMRF and licensed to ZymeTx under the terms of the OMRF license.

GOVERNMENT REGULATION

         The following summarizes principal areas of governmental regulation which affect ZymeTx and our operations. Any change in governmental regulations or in the interpretation thereof could have a material adverse effect on us.


         REGULATION OF DIAGNOSTIC PRODUCTS. The manufacture, distribution and sale of any of our products in the U.S. for clinical diagnostic purposes will require prior authorization by the FDA. The FDA and similar agencies in foreign countries, especially Japan, have promulgated substantial regulations which apply to the testing, marketing, export and manufacturing of diagnostic products. To obtain FDA clearance of a new product for diagnostic purposes, we will in most cases be required to submit proof of the safety and efficacy of the product. Such proof typically entails clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming.

         The clinical testing required by our diagnostic products is expected to be significantly less extensive than that typically required for the development of a drug or therapeutic product or for an invasive procedure. Nevertheless, these clinical testing protocols may take several months or even years to complete, depending on the nature of the filing. We cannot assure that the FDA will act favorably or quickly in making its review, and we may encounter significant difficulties or costs in our effort to obtain FDA clearances that could delay or preclude us from marketing our products for diagnostic purposes. Furthermore, we cannot assure that the FDA will not request the development of additional data following the original submission. Based upon the data submitted to it, the FDA may also limit the scope of the labeling or permitted use of the product or deny the application all together. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit those products or technologies.

         The marketability of our diagnostic products may also be affected by certain state and Federal legislation covering the use of diagnostic tests in physician offices. CLIA, the Clinical Laboratory Improvement Act of 1988, established quality standards for all laboratory testing regardless of where the tests are performed, and requires physicians' offices conducting tests with sophisticated instruments or specially trained personnel to be certified or licensed thereunder.

         Our currently contemplated diagnostic products are regulated as medical devices. Prior to entering commercial distribution, all medical devices must undergo FDA review under one of two basic review procedures: a Section 510(k) pre-market notification or a pre-market approval application. A 510(k) is submitted to demonstrate that the product in question is "substantially equivalent" to another legally marketed device. In the event any of our diagnostic products do not qualify for clearance under the 510(k) procedure, we may be required to file a pre-market approval application which shows: (i) that the product is safe and effective based on extensive clinical testing among several diverse testing sites and population groups; and (ii) that the product has acceptable sensitivity and specificity. Sensitivity is the measure of actual positives versus the sum of false positives and false negatives in a diagnostic test. A high value indicates that the test detects even low levels of the desired target. A low value indicates that detection occurs at higher levels of infection. Specificity is the measure of actual negatives versus the sum of actual negatives and false positives in a diagnostic test. A high value indicates that the test detects only the desired target. A low value is indicative of detection of similar but not targeted entities. A pre-market approval application requires much more extensive testing than does the 510(k) procedure and involves a significantly longer FDA review filing date. In response to a pre-market approval application, the FDA may grant marketing clearance, may request additional information, may set restrictive limits on claims for use or may deny the application all together.

         After product clearance has been received, such clearance may still be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized, and can prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition to obtaining FDA approval for each product, the FDA must, under the pre-market approval application guidelines, approve the manufacturing facilities and procedures for the product. The FDA will also inspect diagnostic companies on a routine basis for regulatory compliance with Good Manufacturing Procedures ("GMP's"), which is a set of standards to which the FDA requires adherence in order for an organization to sell its products to consumers. We believe that the use of our diagnostic products will not be restricted in physician office laboratories located within our target markets.

         REGULATION BY FOREIGN GOVERNMENTS. Sales of our products outside the U.S. are also subject to certain regulatory requirements imposed by foreign governments. Regulatory requirements for diagnostic products vary significantly from country to country. Regulations in Western Europe, Canada, Australia, Japan and other developed (non third-world) countries are often less stringent than are the regulatory requirements in the U.S. The time to meet such regulatory requirements outside the U.S. may be longer or shorter than that required to achieve U.S. clearance.

         OTHER GOVERNMENT REGULATION. In addition to regulations enforced by the FDA, we also are or will be subject to regulation under CLIA, the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and future Federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and Federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

EMPLOYEES

         ZymeTx had 29 employees as of September 22, 1999, comprising 12 laboratory personnel, five manufacturing employees, four marketing employees and eight employees in administration and finance. Ten employees have advanced degrees (nine Ph.D's and one M.D.) We believe that our relations with our personnel are excellent. Our future success will depend in large part upon our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense.


ITEM 2. DESCRIPTION OF PROPERTIES.

         We lease approximately 12,000 square feet of laboratory and office space located at 800 Research Parkway, Suite 100, Oklahoma City, Oklahoma, pursuant to the terms of a lease with Presbyterian Health Foundation. This lease expires March 1, 2007, with no rent payable before March 1, 1999; thereafter, annual rent is payable at the rate of $15.00 per square foot. As additional consideration for the lease, we issued to Presbyterian warrants to purchase 20,000 shares of our common stock at an exercise price of $3.20 per share. The Presbyterian lease warrant has a term expiring March 1, 2002. In April 1998 we signed an amendment to the referenced lease with an effective date of December 1, 1998, with lease payments beginning upon substantial completion of tenant improvements. The lease rate for additional space occupied will be $12.00 per square foot. As of September 1999, we had occupied an additional 10,000 square feet. We believe that the facilities available under the Presbyterian Lease are in superior condition and, if we take possession of the additional space in fiscal 2000, that the facilities will be adequate to meet our foreseeable space requirements.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, we may be involved in litigation relating to claims arising out of our normal business operation. We do not have any material legal proceedings pending against it, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during our fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock trades on the Nasdaq National Market under the symbol "ZMTX." The following table shows the high and low closing sales prices per share for the common stock from October 29, 1997, when the common stock was first listed on Nasdaq, through June 30, 1999.

                                   HIGH          LOW
                                  ------        ------
         FISCAL 1998

         Second Quarter           $12.38        $ 8.00
         Third Quarter            $10.00        $ 3.75
         Fourth Quarter           $12.63        $ 4.13

         FISCAL 1999

         First Quarter            $ 8.81        $ 3.13
         Second Quarter           $ 5.38        $ 3.00
         Third Quarter            $ 5.63        $ 2.19
         Fourth Quarter           $ 2.81        $ 1.67

STOCKHOLDERS

         As of September 22, 1999, there were 243 holders of record of common stock according to the records maintained by our transfer agent. As of that date, we had approximately 2,321 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

         We have not paid dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         The net proceeds of our initial public offering were approximately $18,337,000. Since the filing of our Form 10-QSB for the quarterly period ended September 30, 1997, we have used the balance of such proceeds for the purposes indicated below:

                                             Direct or indirect payments to
                                             directors, officers, general
                                             partners of the Registrant or their
                                             associates; to persons owning ten
                                             percent or more of any class of
                                             equity securities of the issuer;
                                             and to affiliates of the Registrant
                                             -----------------------------------
         Temporary investments                           $8,700,000

         Inventory                                       $2,234,000

         Other expenses                                  $  265,000

         Operating expenses                              $7,138,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         From time to time, we may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the progress and goals for our research and development program, marketing strategies and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of that safe harbor, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. In addition, we disclaim any intent or obligation to update those forward-looking statements.

         When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         In July 1999, we agreed to return to OMRF the anti-HIV compound designated ZX-0851 which we had previously licensed after we determined that the development of ZX-0851 would take longer than originally planned. In consideration of the return of the compound, OMRF has agreed in principle to reimburse us for the license fee paid by ZymeTx in connection with the use and development of such compound, and certain other expenses. For further discussion see "Note 4 - Related Party Transactions" in Notes to the Financial Statements.

         In June 1999, we announced that we had entered into a strategic partnership with Research Clinical Services, a clinical trial decision support company that assists companies in accelerating the clinical development process.

         In May 1999, we announced two research study results. The first independent study conducted by researchers at two major medical centers, Vanderbilt Medical Center and Baylor College of Medicine, had concluded that using ZstatFlu in the emergency room can save money, eliminate unneeded medical tests and reduce the time a patient spends in the emergency room. The second study conducted by a large family practice indicated that ZstatFlu is substantially more accurate in diagnosing influenza than the physician's clinical judgement, which is based on symptoms, exam and blood test.

         In February 1999, the Board of Directors adopted a rights plan designed to protect the long-term interest of ZymeTx and its stockholders in the event of an unsolicited takeover attempt.

         In December 1998, we formed the National Flu Surveillance Network at the International Symposium on Influenza and Respiratory Viruses, the first network to track and monitor outbreaks of all known strains of influenza in virtual real-time.

         In September 1998, we received FDA clearance for two improvements to ZstatFlu. The time required to obtain the test result was cut in half, from 60 to 30 minutes, significantly enhancing the product's ease of use at the point-of-care. In addition, the sample stability has been extended to 30 hours from the time the sample is obtained. This stability clearance makes the product highly portable, allowing any physician, including those without on-site CLIA certified moderately complex office labs, to benefit from use of the test.

RESULTS OF OPERATIONS

         PRODUCT SALES. Since inception ZymeTx has been a development stage company engaged primarily in research and product development activities, and has not generated significant revenues. We began shipping ZstatFlu to distributors late in the second quarter of fiscal 1998. The distribution agreements contain right of return provisions for product meeting certain requirements. Inasmuch as we cannot presently estimate the amount of future returns, merchandise shipped to and held by the distributors is not reported as revenue until it is shipped from the distributors' warehouses to the end users.

         We had revenues of $544,000 and $52,000 in 1999 and 1998, respectively. In 1999 revenues consisted mainly of ZstatFlu sales from orders resulting from the national influenza surveillance program and other sales activity initiated during the North American influenza season.

         We intend to market ZstatFlu during fiscal 2000 through direct marketing to the point of care, acute care and hospital markets. Additional distributors have been added that increase the product distribution channels to the hospital and laboratory markets.

         RESEARCH AND DEVELOPMENT. Research and development spending for fiscal 1999 and 1998 totaled $1.4 million and $1.1 million respectively. Increases in research spending consisted of the hiring of additional research staff, additional contract research and other laboratory operating expenses.

         PRODUCT DEVELOPMENT. Product development costs were expended in the manufacturing processes for the production of ZstatFlu, totaling $ 1.6 million for each of fiscal 1999 and 1998. These costs were incurred for ZstatFlu scale-up manufacturing processes, technology transfer and the development of improved diagnostic delivery platforms. Product development expenditures consisted of improvements in sensitivity of ZstatFlu, manufacturing process issues and chemical process improvements.

         INVENTORY WRITE-DOWN. Inventory write-downs totaled $1.3 million for fiscal year 1999. The write-downs were primarily due to improvements in ZstatFlu incubation times from one hour to twenty minutes and other qualitative test improvements. The improvements required write-downs of obsolete materials, additional labor costs for reworking kit components, repackaging costs, and additional quality assurance costs.

         SALES AND MARKETING. Sales and marketing expenses totaled $3.1 and $1.2 million for fiscal 1999 and 1998 respectively. The expenditures were for increased ZstatFlu marketing and product samples sent to physicians for our sample program and promotional expenses relating to the ZstatFlu sales efforts. Additionally, a contract sales organization was employed to promote ZstatFlu to physicians in fiscal 1999. The total cost of the contract was $1.3 million. It is not anticipated that a contract sales organization will be used in fiscal 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative costs totaled $2.0 million for fiscal 1999 compared with $1.4 million in fiscal 1998. The increase was principally due to increased staff levels in accounting and finance and the medical department. Additional costs were also incurred to support our efforts in such areas as contract labor and legal patent costs.

         OTHER INCOME (EXPENSE). Interest and dividend income for fiscal 1999 totaled $.7 million compared with $.8 million for fiscal 1998. The decrease is due to decreases in short term cash investments resulting from our use of funds for operating expenses.

         LIQUIDITY AND CAPITAL RESOURCES. We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at June 30, 1999, was $9.6 million compared to $20.1 million at June 30, 1998. The decrease in working capital is primarily due to the net loss for fiscal 1999 totaling $8.6 million. We believe that liquidity is adequate to meet the cash requirements for fiscal 2000 due to cost reductions already affected in research and development, product development and sales and marketing.

         We believe that additional financing may be required to meet the planned operating needs beyond fiscal year 2000 if significant positive cash flows are not generated from commercial activities on a timely basis. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, we anticipate pursuing various financing alternatives such as collaborative arrangements and additional public offerings or private placements of our securities. If such alternatives are not available, we may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of our potential products under development or to license third parties to commercialize products or technologies that we would otherwise seek to develop or commercialize in-house.

         We have an outstanding note relating to a license of intellectual property from OMRF. In consideration of the termination of the HIV license in July, 1999, we have reached an agreement in principle with OMRF to reduce the outstanding balance of our note payable to reflect OMRF's reimbursement of the license fee and other specific expenses and re-amortize the remaining face amount of the note totaling $215,258 over the same term and interest rate of the original note. The new terms will require fully amortized quarterly principal and interest payments beginning November 15, 1999 of $16,753 and continuing thereafter until the note is repaid in full.

         Manufacturing expenses for ZstatFlu will depend on market acceptance of the product. We currently have adequate substrate (the essential chemical compound for our principal diagnostic product) on hand to manufacture an additional 4,000,000 units. We also have an adequate number of kit components on hand to assemble 500,000 diagnostic kits to further augment finished goods inventory. Thus, no significant expenditures are expected in fiscal 2000 in order to meet anticipated sales levels.

         As of June 30, 1999, we had Federal and state income tax net operating loss carryforward of approximately $13.9 million, which expires between 2010 and 2014. We also had Federal and state research tax credit carryforward of approximately $408,000. The Federal credits expire between 2012 and 2014; the state credits have no expiration date.

IMPACT OF INFLATION AND CHANGING PRICES

         Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to consumers.

FACTORS AFFECTING OPERATIONS

         The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

         HISTORY OF OPERATING LOSSES; WORKING CAPITAL NEEDS. For fiscal 1998 and fiscal 1999, we incurred net losses of $4.6 million and $8.6 million respectively. As of June 30, 1999, our working capital was $9.6 million. We believe that our existing working capital will meet our needs for at least the next 12 months and we have implemented cost reductions in an effort to preserve our working capital. In fiscal 2000, we expect a significant reduction in research and development and product development costs due, in part, to a reduction in employees in first quarter fiscal 2000. It is anticipated that the remaining resources will be dedicated to the enhancement of the ZstatFlu diagnostic product.

         We will examine the feasibility of our therapeutic program once sales results of our fiscal 2000 influenza season have been determined. We believe the introduction of influenza therapeutics by other pharmaceutical companies will enhance the sales of ZstatFlu for the fiscal 2000 influenza season; however, if sales do not exceed the level of $544,000 from fiscal 1999, we will likely require additional working capital to sustain operations beyond calendar 2000. If at that time additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2000 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

         TECHNOLOGY AND COMPETITION. The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each have introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu.

         NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that ZstatFlu or other diagnostic products will achieve market acceptance during the next influenza season, which is not expected to commence until the second or third quarter of fiscal 2000. During the 1998-1999 influenza season we had limited success in realizing sales of that product, due principally to the lack of therapeutic products to treat influenza. In addition, there can be no assurance that any of our other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances of companion therapeutic products, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies and products. We cannot assure we will be able to successfully market our potential products even if such products perform successfully in clinical trials. Furthermore, we cannot assure that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by ZymeTx.

         NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF THE COMPANY'S THERAPEUTIC OR OTHER DIAGNOSTIC PRODUCTS. Our business strategy involves the discovery and development of products in addition to our currently FDA cleared diagnostic products, particularly therapeutic products. These products are in early stages of research and development and further research, development and extensive testing will be required to determine their technical feasibility and commercial viability. Until the development process for these products is complete, we cannot assure that such products will perform in the manner we anticipate, be commercially viable or even if commercially viable, that such products will receive FDA clearance. We may experience delays in the commercial introduction of these products, and such delays could be significant. The proposed development schedules for our other diagnostic and therapeutic products may be affected by a variety of factors, many of which will not be within our control, including technological difficulties, proprietary technology of others, possible changes in government regulation and the availability of funding sources. Any delay in the development, introduction and marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. For fiscal 2000, we will be concentrating our efforts on completing developments of improvements to ZstatFlu. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2001 and beyond if capital resources are available to justify expenditures for those products.

         NO MANUFACTURING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS. We have limited experience in product manufacturing and currently have no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because we do not currently have a manufacturing facility, we have engaged third-party manufacturers to produce finished units of ZstatFlu. Delays by third-party manufacturers in delivering finished products in time for future influenza seasons could have a material adverse effect on ZymeTx.

         LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY. Our success will depend, in part, on our ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the rights of other patent holders. The patent position of biotechnology firms for such types of patents generally is highly uncertain and involves complex legal and factual issues. Certain of our competitors may have filed applications for or have been issued patents and may obtain additional patents and other proprietary rights relating to virus substrates, chromogens, inhibitors or processes competitive with our patents. The ultimate scope and validity of such patents are presently unknown. If the courts uphold existing or future patents obtained by competitors as valid, we may be required to obtain licenses from such competitors. The extent to which such licenses will be available to us and the costs thereof cannot currently be determined.

         GOVERNMENT REGULATION. Regulation by Federal, state, local and foreign governmental authorities of our research and development activities, as well as the use and sale of our products at such time as they are commercially viable, is currently, and is expected to remain, significant. The introduction of our products is governed by strict FDA rules and regulations. Our diagnostic products are governed by FDA 510(k) application requiring a clinical trial that compares our products to a certain standard or to a prior cleared methodology. The testing, manufacturing, labeling, distribution, marketing and advertising of therapeutic products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. Our therapeutic compounds will require substantial clinical trials and FDA review as new drugs and such products are in the discovery stage of development, requiring significant further research, development, clinical testing and regulatory clearances. Due to the extended testing and regulatory review process required for therapeutic products before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. A delay in obtaining or failure to obtain such approvals could have a material adverse effect on our business and results of operations. ZymeTx and its third-party manufacturers are subject to GMPs regulations promulgated by the FDA. The FDA will also inspect our manufacturing facilities and the facilities of our third-party manufacturers on a routine basis for regulatory compliance with GMP regulations. Although our employees have experience with GMP protocols, there can be no assurance that we or our third-party manufacturers can satisfy these requirements. We would not be allowed to manufacture our approved or cleared products in the event such GMP protocols could not be met.

         MANAGEMENT OF GROWTH AND INCREASING PRODUCTION REQUIREMENTS. Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train our new employees. In addition, to manage our growth effectively, we will be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

         PRODUCT LIABILITY AND INSURANCE. The testing, marketing and sale of therapeutic products and, to a lesser degree, diagnostic products, entails an inherent risk of adverse effects and/or medical complications to patients and, as a result, product liability claims may be asserted against us. A product liability claim or product recall could have a material adverse effect on our financial condition. We have secured limited product liability insurance in the aggregate amount of $11.0 million for products that we market. There can be no assurance that liability will not exceed the insured amount. In the event of a successful suit against us, insufficient insurance or lack of insurance would have a material adverse effect on us.

         UNCERTAINTIES RELATING TO CLINICAL TRIALS. We must demonstrate through preclinical studies and clinical trials that our proposed therapeutic products are safe and effective for use in each target indication before we can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming. The rate of completion of clinical trials for either diagnostic or therapeutic products is dependent upon, among other factors, the rate of enrollment of patients. Failure to enroll an adequate number of clinical patients during the appropriate season could cause significant delays and increased costs. The cost to conduct human clinical trials for any potential product can vary dramatically based on a number of factors, including whether the product is a diagnostic or a therapeutic product, the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS (NON-IT)

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         We are continuing to assess our software and hardware systems to evaluate if they will properly utilize dates beyond December 31, 1999. We believe that no significant modifications or replacements of existing software or hardware will be necessary to address the Year 2000 issue.

         Our plan to resolve the Year 2000 issue has involved the following four phases: assessment, remediation, testing, and implementation. To date we have completed 100% of its assessment of all systems (IT and non-IT) that could be significantly affected by the Year 2000. We are currently implementing a new integrated accounting and financial reporting system which is Year 2000 compliant. This implementation is expected to be completed by October 31, 1999. We have determined that our primary product line will not require remediation to be Year 2000 compliant. Accordingly, we believe that Year 2000 does not present a material exposure as it relates to our products. We are gathering information about the Year 2000 compliance status of our significant suppliers and subcontractors and continue to monitor their compliance.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

         We currently have no system interfaces directly with our significant third-party vendors. We are in the process of querying our significant suppliers and subcontractors that do not share information systems with us (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agent will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

         We have and will utilize both internal and external resources to reprogram, or replace, test, and implement any software and operating equipment for Year 2000 modifications. Due to our growth, scale up of product manufacturing and increased accounting transactions since inception, the accounting software was scheduled to be replaced in fiscal year 1999. Accordingly, the costs of the accounting software will be capitalized. The total cost to replace the accounting software and determine the Year 2000 projects effect on operating equipment is estimated to be less than $100,000.

         Our management believes we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. In the event we do not complete any additional phases, ZymeTx or its external agents may be unable to process customer orders, manufacture and ship product, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         We anticipate maintaining a sufficient inventory of raw material and packaged, salable product at a number of distributors, adequate to overcome in a reasonable period of time, any Year 2000 difficulty encountered by our raw material manufacturer with respect to production for the 2000-2001 influenza season. We believe that we will have adequate time to address our third-party suppliers' and distributors' Year 2000 issues in advance of the 2000-2001 influenza season.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements required by this Item are set forth beginning on page F-l hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The executive officers, scientific advisory board and clinical advisory board of ZymeTx are as follows:

EXECUTIVE OFFICERS

                 NAME                         AGE                           TITLE
                 ----                         ---                           -----
         Norman R. Proulx                     52          President, Chief Executive Officer and
                                                          Director

         Craig D. Shimasaki, Ph.D.            43          Vice President of Research

         G. Carl Gibson                       40          Vice President, Controller, Secretary,
                                                          Treasurer

         Robert J. Hudson, M.D.               60          Vice President, Medical and Marketing

         Norman Proulx has served as a member of the Board of Directors since June 1999, and as President and Chief Executive Officer since August 1999. Mr. Proulx previously served as the Managing Director of Spencer Trask Securities Incorporated, a private equity investment firm. From 1990 to 1996, he served as President and Chief Executive Officer of Seymour Housewares Corporation. From 1984 to 1990 he served as President of Wilkinson Sword Limited. From 1978 to 1984 he served first as the Chief Financial Officer, then as General Manager United States for Scripto/Wilkinson Sword. Mr. Proulx received his B.S. degree from Boston College.

         Craig D. Shimasaki, Ph.D., has served as Vice President of Research since 1996. From 1993 to 1996 he was employed by OMRF as Visiting Research Scientist. From 1987 until 1993, he served as Executive Director of Research and Department Head of Biochemistry of Symex. From 1983 to 1987 he worked at Genentech, Inc. as a research associate on the purification, characterization and epitope mapping of its gp120 AIDS vaccine. Dr. Shimasaki established the ZymeTx Biochemistry Department and co-developed and implemented a GMP manufacturing documentation system and manufacturing area. He has developed and optimized fluorescent antibody coupling procedures which have resulted in the investigational ViraSTAT parainfluenza MAb kit. His work includes the co-development of the format of the ViraZyme assay. He is a co-inventor of the patent for the method of the ViraZyme influenza viral detection in clinical specimens. Dr. Shimasaki received his B.S. in Biochemistry from the University of California at Davis and his Ph.D. in Molecular Biology and Biotechnology from the University of Tulsa.

         G. Carl Gibson has served as Vice President, Controller, Treasurer and Secretary since 1997. From 1989 to 1997, he was the Chief Operating Officer of First Commercial Bank, Oklahoma. From 1985 to 1989 he was the Chief Financial Officer at Citizens Bank, Oklahoma. Mr. Gibson received his B.A. in Accounting from the University of Oklahoma and is a Certified Public Accountant.

         Robert J. Hudson, M.D., has served as Medical Director since 1997 and was elected as Vice President of Medical and Marketing in October 1999. He trained in Pediatrics with a focus on infectious disease at the University of Texas Southwestern Medical School. He had a clinical practice and teaching appointments for 20 years. In 1989 he entered the Managed Care arena full-time and most recently as the Chief Medical Officer of MetraHealth/United Healthcare. He comes to ZymeTx, Inc. from his own consulting firm after completing projects for General Electric, Healthsource and Community Care of Oklahoma.

CHAIRMAN OF THE BOARD OF DIRECTORS

         James R. Tolbert III has served as Chairman of the Board of Directors since June 1999. Mr.Tolbert is Chairman and President of First Oklahoma Corporation, a company that manages a diversified real estate portfolio and distributes insurance and investment products through regional banks. Mr. Tolbert is a member of the Board of Trustees of the Presbyterian Health Foundation and Chairman of the Dean A. McGee Eye Institute, both in Oklahoma City. He is also a member of the Board of Directors of Sun Healthcare Group, Inc.

SCIENTIFIC ADVISORY BOARD

         ZymeTx established a Scientific Advisory Board to assist in our research direction and augment the quality of science we conduct. These members have expertise in the fields of human viral diseases, protein chemistry, transcription and translation, clinical and laboratory virology, infectious disease, oncology and pediatric medicine. The Scientific Advisory Board consults with management and key scientific employees of ZymeTx to assist in identifying scientific and product development opportunities, review the progress of specific projects, and help recruit and evaluate our scientific staff. The nature, scope and frequency of consultations between management and each scientific advisor may vary depending upon our current activities, the need for specific assistance and the individual scientific advisor.

         The Scientific Advisory Board is comprised of:

         Ronald C. Conaway, Ph.D., is a Member of the Program in Molecular and Cell Biology at OMRF. His research is focused on mechanisms of transcriptional regulation, the relationship between transcription factors, tumor suppressors, and human disease, and he has published extensively on these topics. Dr. Conaway is a consulting editor of the Journal Biochemistry and a member of the Editorial Board of the Journal of Biological Chemistry. In 1997, Dr. Conaway received the American Society for Biochemistry and is also a recipient of the Molecular Biology Amgen Award.

         Joan W. Conaway, Ph.D., is a Member in the Program in Molecular and Cell Biology at OMRF and an Associate Investigator of the Howard Hughes Medical Institute. She received her A.B. in Chemistry and Biology from Bryn Mawr College in 1978 and her Ph.D. in 1987 for work done in the laboratory of Dr. Roger Kornberg in the Department of Cell Biology, Stanford University School of Medicine. She was a post-doctoral fellow at the DNAX Research Institute for Molecular and Cellular Biology. She and her collaborator, Dr. Ronald C. Conaway, moved to OMRF in 1989. In 1997, the Conaways jointly received the ASBMB-Amgen Prize for their research on mechanisms of transcription initiation and elongation by RNA polymerase II and on the mechanism of action of the von Hippel-Lindau tumor suppressor.

         J. Vernon Knight, M.D., received his M.D. degree from Harvard Medical School in 1943 and later, he joined the faculty at Cornell University Medical School and Vanderbilt Medical School. Subsequently, he served as Clinical Director of the National Institute of Allergy and Infectious Diseases in Bethesda, Maryland. Dr. Knight has been at the Baylor College of Medicine since 1966 and has served as Chairman of the Department of Microbiology and Immunology, and Director of the Department of the Center for Biotechnology. He is now Acting Chairman of the Department of Molecular Physiology and Biophysics and Professor of the Department of Medicine at Baylor. He is the author of more than 200 articles in scientific journals, primarily on the subject of virus diseases. Dr. Knight has also served as a member of the ZymeTx Board of Directors since 1996.

         Gilbert M. Schiff, M.D., is currently the Associate Chairman for the Department of Pediatrics and Director of the Gamble Program, Division of Infectious Diseases at the Children's Hospital Medical Center in Cincinnati, Ohio and Professor of Medicine and Pediatrics at University of Cincinnati College of Medicine. He received his M.D. from the University of Cincinnati in 1957, and completed his residency in internal medicine at the University of Iowa. He later served with the U.S. Public Health Service, and held positions at the Centers for Disease Control, Atlanta, Georgia, and the National Institutes of Health, Bethesda, Maryland. In 1974, he became President of the James N. Gamble Institute of Medical Research. His scientific contributions are best known in the area of development and evaluation of rubella vaccines, as well as in the prevention and treatment of viral diseases. Dr. Schiff is currently the Principal Investigator of the Vaccine, Treatment, and Evaluation Unit in Cincinnati, which is one of five NIH-designated centers for vaccine and antiviral evaluations in the U.S. He has served as a member of the ZymeTx Board of Directors since 1994.

         Jordan J.N. Tang, Ph.D., is currently Member and Head of the Protein Studies Program at OMRF where he also occupies the J. G. Peuterbough Chair of Medical Research. He is also an OMRF Professor of Biochemistry and Molecular Biology at the University of Oklahoma Health Sciences Center. Dr. Tang is known for his pioneering research in the field of the aspartic proteases, the discovery of human gastricsin, and first to determine the amino acid sequence of pepsin in 1971. His work in the active-site structure and catalytic mechanism of pepsin paved the way to the understanding of this group of enzymes including the discovery of a major principle now successfully used to develop HIV protease inhibitor drugs. Dr. Tang has published approximately 200 papers. Among his professional honors are: John Simon Guggenheim Fellowship, and NIH Career Award, NIH Study Physiological Chemistry Study Section and AIDS Study Section, Journal of Biological Chemistry Editorial Board, Honorary Professor of Chinese Academy of Science, Beijing Institute of Microbiology and International Advisor to the Chinese Academy of Science, Shanghai Institute of Biochemistry and Molecular Biology.

         William G. Thurman, M.D., is currently President Emeritus of OMRF. He received his M.D. from the McGill School of Medicine at Montreal, Quebec and later served as professor at various Schools of Medicine including Tulane University, Emory University, Cornell University and the University of Virginia. He served as Dean at Tulane University School of Medicine from 1973 until 1975 when he became Provost and Vice President for Medical Affairs at the University of Oklahoma Health Sciences Center ("OUHSC"). He continues to practice medicine as a Pediatric Hematologist/Oncologist. Dr. Thurman has been a member of the ZymeTx Board of Directors since 1997.

CLINICAL ADVISORY BOARD

         We established our Clinical Advisory Board to provide leadership and credibility to ZymeTx by suggesting product design, application refinement, clinical studies, industry contacts and future direction for the relationship of our products to the needs of practicing physicians. Each member named below brings at least two major experience and skill sets as well as industry presence to the group:

NAME                                 CURRENT POSITION                              EXPERTISE/AREA OF INTEREST
----                                 ----------------                              --------------------------
Gail Demmler, M.D.                   Director, Diagnostic Virology, Associate      Pediatric diseases
                                     Professor of Pediatric and Pathology, Texas
                                     Children's Hospital, Baylor College of
                                     Medicine

Heinz Eichenwald, M.D.               William Buchanan Professor of Pediatrics,     Pediatric infectious diseases;
                                     University of Texas Southwestern Medical      consultant to health
                                     School                                        organizations; active in World
                                                                                   Health Organization

Gregory Gahm, M.D.                   Practicing Geriatrician, faculty member,      Nursing home medical director;
                                     University of Colorado                        clinical investigator;
                                                                                   guidelines consultant

Paul Glezen, M.D.                    Professor, Department of Microbiology and     Viral respiratory diseases and
                                     Immunology, Pediatrics, Head of Preventive    vaccines, particularly
                                     Medicine, Baylor University                   influenza

Tom Halipin, M.D.                    Pediatrics, Epidemiology former Chief         Pediatrics and Epidemiology
                                     Division of Preventive Medicine, Ohio
                                     Department of Health, President, Council of
                                     State and Territorial Epidemiologists

Michael Hendry, D.Sc.                Chief of Respiratory, AIDS and Support        Viral diagnostics
                                     Section, Viral and Rickettsial Disease
                                     Laboratory, California Department of Health
                                     Services

David James, M.D.                    Family Practice                               3 years of clinical trial
                                                                                   experience

Steven R. Mostow, M.D.               Chairman, Department of Medicine, Rose        Designer of "Denver Model"
                                     Medical Center, University of Colorado        community coalition for
                                                                                   influenza vaccine

Gilbert M. Schiff, M.D.              President, Gamble Institute for Medical       Viral clinical investigator,
                                     Research                                      infection control

Seth Wright,  M.D.                   Associate Professor of Emergency Medicine,
                                     Vanderbilt University Medical Center

         In accordance with General Instruction E(3), a presentation of information required in response to Items 10, 11 and 12 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein when filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS. The exhibits listed below are included with this report. All employment contracts and compensatory plans or arrangements are marked with an asterisk (*).

Exhibit
Number      Name of Exhibit
------      ---------------
  3.1       Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration
            Statement No. 333-33563 (the "Registration Statement").

  3.2       Amended and Restated Bylaws, incorporated herein by reference to
            Exhibit 3.2 to the Registration Statement.

  4.1 Specimen Certificate of Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registration Statement.

  4.2       Form of Warrant Agreement between ZymeTx and Capital West
            Securities, Inc. the Underwriters, incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

 *4.3       ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to
            Exhibit 4.3 to the Registration Statement.

 *4.4 ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

 *4.5 ZymeTx, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.5 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

 *4.6       Rights Agreement dated February 3, 1999, by and between ZymeTx, Inc.
            and American Stock Transfer and Trust Company incorporated herein by reference to Exhibit 99.1 of the ZymeTx Current Report on Form 8-K filed February 5, 1999.

 10.1 Recapitalization Letter of Intent dated December 22, 1995, by and among ZymeTx, ZymeTx Purchase Partners, ML Oklahoma Venture
            Partners, L.P., Oklahoma Medical Research Foundation, and
            Presbyterian Health Foundation, incorporated herein by reference to
            Exhibit 10.1 to the Registration Statement.

 10.2 Closing Memorandum in connection with the Recapitalization Letter of Intent, incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

 10.3       Form of Common Stock Purchase Warrant issued in connection with
            Bridge Loan Agreement, incorporated herein by reference to Exhibit
            10.5 to the Registration Statement.

 10.4 Placement Agency Agreement dated May 22, 1996, by and between ZymeTx and Spencer Trask Securities, Incorporated ("Spencer Trask"), incorporated herein by reference to Exhibit 10.6 to the Registration
            Statement.

 10.5 Placement Agent Warrant Agreement dated July 29, 1996, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

 10.6 License Agreement dated as of May 1, 1996, by and between ZymeTx and OMRF, incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

 10.7 Promissory Note dated May 15, 1996, in the principal amount of $425,000, issued in favor of OMRF, incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

 10.8 Common Stock Purchase Warrant dated May 15, 1996, granted to OMRF, incorporated herein by reference to Exhibit 10.10 to the Registration Statement.

 10.9       Employee Services Agreement dated July 24, 1996, by and between
            ZymeTx and OMRF, incorporated herein by reference to Exhibit 10.11 to the Registration Statement.

 10.10      Right of First Refusal Agreement dated July 29, 1996, by and between
            ZymeTx and Spencer Trask, incorporated herein by reference to
            Exhibit 10.13 to the Registration Statement.

 10.11      Merger and Acquisition Agreement dated July 29, 1996, by and among
            ZymeTx and Spencer Trask, incorporated herein by reference to
            Exhibit 10.14 to the Registration Statement.

*10.12      Executive Services Agreement dated July 1, 1997 by and between
            ZymeTx and Peter G. Livingston, incorporated herein by reference to
            Exhibit 10.15 to the Registration Statement.

 10.13 Placement Agency Agreement dated July 2, 1997, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.16 to the Registration Statement.

 10.14 Placement Agent Warrant Agreement dated August 5, 1997, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration Statement.

 10.15      Registration Rights Agreement dated July 29, 1996, by and among
            ZymeTx and certain investors identified therein, incorporated herein by reference to Exhibit 10.19 to the Registration Statement.

 10.16      Registration Rights Agreement dated August 5, 1997, by and among
            ZymeTx and certain investors identified therein, incorporated herein by reference to Exhibit 10.20 to the Registration Statement.

 10.17 License Agreement dated May 22, 1998, by and between ZymeTx and OMRF incorporated herein by reference to Exhibit 10.17 of the ZymeTx
            Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1998.

 10.18 Lease Agreement (the "Lease Agreement") dated May 10, 1996, by and between ZymeTx and Presbyterian Health Foundation, incorporated by reference to Exhibit 10.22 to the Registration Statement.

*10.19      Non-Competition Agreement between ZymeTx and Craig D. Shimasaki,
            Ph.D., incorporated by reference to Exhibit 10.21 to the Registration Statement.

 10.20 Amendment to Lease Agreement dated effective December 1, 1998 (filed electronically herewith).

*10.21      Amendment No. 1 to Executive Services Agreement, dated as of July 1,
            1999, by and between ZymeTx and Peter G. Livingston (filed electronically herewith).

*10.22 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Peter G. Livingston (filed electronically herewith)

*10.23 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Craig D. Shimasaki (filed electronically herewith)

*10.24 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Charles E. Seeney (filed electronically herewith)

*10.25 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Gary W. Pedersen (filed electronically herewith)

*10.26 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Robert Hudson, M.D. (filed electronically herewith)

*10.27 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and G. Carl Gibson (filed electronically herewith)

 23.1       Consent of Independent Auditors (filed electronically herewith)

 27.1       Financial Data Schedule (filed electronically herewith).

         (b) REPORTS ON FORM 8-K. During the last quarter of fiscal 1999 ZymeTx filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:                                ZYMETX, INC.


Date: October 13, 1999                 By: /s/ Norman R. Proulx
                                           -------------------------------------
                                           Norman R. Proulx
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                           DATE
         ---------                          -----                           ----
/s/ Norman R. Proulx              President; Chief Executive          October 13, 1999
------------------------------    Officer; Director
Norman R. Proulx
Principal Executive Officer


/s/ G. Carl Gibson                V.P., Controller; Secretary;        October 13, 1999
------------------------------    Treasurer
G.  Carl Gibson
Principal Financial and
Accounting Officer


/s/ James R. Tolbert, III         Chairman of the Board;              October 13, 1999
------------------------------    Director
James R. Tolbert, III


/s/ William I. Bergman            Director                            October 13, 1999
------------------------------
William I.  Bergman


/s/ Christopher M. Salyer         Director                            October 13, 1999
------------------------------
Christopher M. Salyer


/s/ J. Vernon Knight, M.D.        Director                            October 13, 1999
------------------------------
J.  Vernon Knight, M.D.


/s/ David E. Rainbolt             Director                            October 13, 1999
------------------------------
David E.  Rainbolt


/s/ Gilbert M.  Schiff, M.D.      Director                            October 13, 1999
------------------------------
Gilbert M.  Schiff, M.D.


/s/ William G. Thurman, M.D.      Director                            October 13, 1999
------------------------------
William G. Thurman, M.D.

                               INDEX TO EXHIBITS


Exhibit
Number      Name of Exhibit
------      ---------------
  3.1       Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration
            Statement No. 333-33563 (the "Registration Statement").

  3.2       Amended and Restated Bylaws, incorporated herein by reference to
            Exhibit 3.2 to the Registration Statement.

  4.1 Specimen Certificate of Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registration Statement.

  4.2       Form of Warrant Agreement between ZymeTx and Capital West
            Securities, Inc. the Underwriters, incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

 *4.3       ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to
            Exhibit 4.3 to the Registration Statement.

 *4.4 ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

 *4.5 ZymeTx, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.5 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

 *4.6       Rights Agreement dated February 3, 1999, by and between ZymeTx, Inc.
            and American Stock Transfer and Trust Company incorporated herein by reference to Exhibit 99.1 of the ZymeTx Current Report on Form 8-K filed February 5, 1999.

 10.1 Recapitalization Letter of Intent dated December 22, 1995, by and among ZymeTx, ZymeTx Purchase Partners, ML Oklahoma Venture
            Partners, L.P., Oklahoma Medical Research Foundation, and
            Presbyterian Health Foundation, incorporated herein by reference to
            Exhibit 10.1 to the Registration Statement.

 10.2 Closing Memorandum in connection with the Recapitalization Letter of Intent, incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

 10.3       Form of Common Stock Purchase Warrant issued in connection with
            Bridge Loan Agreement, incorporated herein by reference to Exhibit
            10.5 to the Registration Statement.

 10.4 Placement Agency Agreement dated May 22, 1996, by and between ZymeTx and Spencer Trask Securities, Incorporated ("Spencer Trask"), incorporated herein by reference to Exhibit 10.6 to the Registration
            Statement.

 10.5 Placement Agent Warrant Agreement dated July 29, 1996, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

 10.6 License Agreement dated as of May 1, 1996, by and between ZymeTx and OMRF, incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

 10.7 Promissory Note dated May 15, 1996, in the principal amount of $425,000, issued in favor of OMRF, incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

 10.8 Common Stock Purchase Warrant dated May 15, 1996, granted to OMRF, incorporated herein by reference to Exhibit 10.10 to the Registration Statement.

 10.9       Employee Services Agreement dated July 24, 1996, by and between
            ZymeTx and OMRF, incorporated herein by reference to Exhibit 10.11 to the Registration Statement.

 10.10      Right of First Refusal Agreement dated July 29, 1996, by and between
            ZymeTx and Spencer Trask, incorporated herein by reference to
            Exhibit 10.13 to the Registration Statement.

 10.11      Merger and Acquisition Agreement dated July 29, 1996, by and among
            ZymeTx and Spencer Trask, incorporated herein by reference to
            Exhibit 10.14 to the Registration Statement.

*10.12      Executive Services Agreement dated July 1, 1997 by and between
            ZymeTx and Peter G. Livingston, incorporated herein by reference to
            Exhibit 10.15 to the Registration Statement.

 10.13 Placement Agency Agreement dated July 2, 1997, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.16 to the Registration Statement.

 10.14 Placement Agent Warrant Agreement dated August 5, 1997, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration Statement.

 10.15      Registration Rights Agreement dated July 29, 1996, by and among
            ZymeTx and certain investors identified therein, incorporated herein by reference to Exhibit 10.19 to the Registration Statement.

 10.16      Registration Rights Agreement dated August 5, 1997, by and among
            ZymeTx and certain investors identified therein, incorporated herein by reference to Exhibit 10.20 to the Registration Statement.

 10.17 License Agreement dated May 22, 1998, by and between ZymeTx and OMRF incorporated herein by reference to Exhibit 10.17 of the ZymeTx
            Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1998.

 10.18 Lease Agreement (the "Lease Agreement") dated May 10, 1996, by and between ZymeTx and Presbyterian Health Foundation, incorporated by reference to Exhibit 10.22 to the Registration Statement.

*10.19      Non-Competition Agreement between ZymeTx and Craig D. Shimasaki,
            Ph.D., incorporated by reference to Exhibit 10.21 to the Registration Statement.

 10.20 Amendment to Lease Agreement dated effective December 1, 1998 (filed electronically herewith).

*10.21      Amendment No. 1 to Executive Services Agreement, dated as of July 1,
            1999, by and between ZymeTx and Peter G. Livingston (filed electronically herewith).

*10.22 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Peter G. Livingston (filed electronically herewith)

*10.23 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Craig D. Shimasaki (filed electronically herewith)

*10.24 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Charles E. Seeney (filed electronically herewith)

*10.25 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Gary W. Pedersen (filed electronically herewith)

*10.26 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Robert Hudson, M.D. (filed electronically herewith)

*10.27 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and G. Carl Gibson (filed electronically herewith)

 23.1       Consent of Independent Auditors (filed electronically herewith).

 27.1       Financial Data Schedule (filed electronically herewith).

                          Index to Financial Statements


Report of Independent Auditors..............................................  F-2
Balance Sheets at June 30, 1998 and 1999....................................  F-3
Statements of Operations for the years ended June 30, 1998 and 1999 and for the period from February 24, 1994 (inception) to June 30, 1999.......  F-4
Statements of Stockholders' Equity for the period from February 24, 1994
   (inception) to June 30, 1999.............................................  F-5
Statements of Cash Flows for the years ended June 30, 1998 and 1999 and for the period from February 24, 1994 (inception) to June 30, 1999.......  F-8
Notes to Financial Statements...............................................  F-9

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ZYMETX, INC.

We have audited the accompanying balance sheets of ZymeTx, Inc. (a development stage company) as of June 30, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from February 24, 1994 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZymeTx, Inc. (a development stage company) at June 30, 1998 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from February 24, 1994 (inception) through June 30, 1999 in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
July 30, 1999,
except for note 9, as to which the date is, October 7, 1999

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                 JUNE 30,
                                                                           1998            1999
                                                                       ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  2,112,552    $     10,565
   Marketable securities, available-for-sale                             16,409,932       8,735,430
   Accounts receivable                                                       40,637         192,038
   Inventory                                                              2,307,544       1,500,000
   Prepaid insurance and other                                              162,911          46,563
                                                                       ------------    ------------
Total current assets                                                     21,033,576      10,484,596

Inventory not expected to be realized within one year                            --       1,789,931
Property, equipment and leasehold improvements, net
   (Notes 2 and 3)                                                          555,191         673,934
Proprietary technology and other intangibles, net (Note 4)                   97,023          77,220
                                                                       ------------    ------------
Total assets                                                           $ 21,685,790    $ 13,025,681
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    707,132    $    435,178
   Accrued salaries, wages and benefits                                     139,068         225,065
   Accrued sales returns                                                     59,737          66,164
   Other                                                                     48,703          52,261
   Current portion of note payable to stockholder (Note 4)                       --         100,000
                                                                       ------------    ------------
Total current liabilities                                                   954,640         878,668

Long term obligations --
   Note payable to stockholder due after one year (Note 4)                  319,884         227,390
   Deferred lease rentals (Note 3)                                          197,680         241,173

Stockholders' equity (Notes 5 and 6):
    Preferred stock $.001 par value; 12,000,000 shares authorized
     (none issued or outstanding at June 30, 1998 or 1999)                       --              --
   Common stock $.001 par value; 30,000,000 shares authorized
     (6,636,880 shares and 6,692,572 issued and outstanding at
     June 30, 1998 and June 30, 1999, respectively)                           6,637           6,693
   Additional paid-in capital                                            33,497,843      33,557,761
   Deficit accumulated during the development stage                     (13,297,780)    (21,893,966)
   Unrealized holding gains on marketable securities available
     for sale                                                                 6,886           7,962
                                                                       ------------    ------------
Total stockholders' equity                                               20,213,586      11,678,450
                                                                       ------------    ------------
Total liabilities and stockholders' equity                             $ 21,685,790    $ 13,025,681
                                                                       ============    ============


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                  CUMULATIVE
                                                      YEAR ENDED JUNE 30,           FROM
                                                     1998            1999         INCEPTION
                                                 ------------    ------------    ------------
Revenues:
   Sales, net                                    $     51,681    $    544,293    $    621,423
   Other                                                   --              --           1,303
                                                 ------------    ------------    ------------
Total revenues                                         51,681         544,293         622,726

Operating expenses:
   Research and development                         1,054,035       1,421,938       3,853,312
   Product development                              1,578,594       1,589,053       3,184,465
   Inventory write-down                                    --       1,341,761       1,341,761
   Cost of sales                                       27,950         264,784         294,934
   Sales and marketing                              1,204,596       3,130,302       4,351,461
   Acquired in-process technology and patent
     costs from OMRF (Note 4)                         150,000              --       1,108,505
   General and administrative                       1,363,979       2,023,995       4,119,940
                                                 ------------    ------------    ------------
Total operating expenses                            5,379,154       9,771,833      18,254,378
                                                 ------------    ------------    ------------
Loss from operations                               (5,327,473)     (9,227,540)    (17,631,652)

Other income (expense):
   Interest and dividend income                       835,145         697,662       1,629,852
   Interest expense (Note 4)                          (58,298)        (66,308)       (195,902)
                                                 ------------    ------------    ------------
Total other income                                    776,847         631,354       1,433,950
                                                 ------------    ------------    ------------
Net loss                                           (4,550,626)     (8,596,186)    (16,197,702)

Preferred stock dividends-Series B                      3,211              --          11,815
Preferred stock dividends-Series C (Note 5)         5,684,449              --       5,684,449
                                                 ------------    ------------    ------------
Net loss applicable to common stock              $(10,238,286)   $ (8,596,186)   $(21,893,966)
                                                 ============    ============    ============

Basic and diluted net loss per common share      $      (2.20)   $      (1.29)   $      (8.13)
                                                 ============    ============    ============

Weighted average common shares outstanding          4,657,808       6,665,883       2,693,063
                                                 ============    ============    ============


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Note 5)



                                             CONVERTIBLE                 CONVERTIBLE
                                          PREFERRED STOCK --          PREFERRED STOCK --
                                              SERIES A                    SERIES C                  COMMON STOCK
                                     ---------------------------  --------------------------  --------------------------
                                       SHARES         PAR VALUE      SHARES       PAR VALUE     SHARES        PAR VALUE
                                     -----------     -----------  -----------    -----------  -----------    -----------
Issuance of common stock
   at inception                               --     $        --           --    $        --       43,500    $        44
                                     -----------     -----------  -----------    -----------  -----------    -----------
Balance at June 30, 1994                      --              --           --             --       43,500             44

Net loss                                      --              --           --             --           --             --
                                     -----------     -----------  -----------    -----------  -----------    -----------
Balance at June 30, 1995                      --              --           --             --       43,500             44

Net loss                                      --              --           --             --           --             --
                                     -----------     -----------  -----------    -----------  -----------    -----------
Balance at June 30, 1996                      --              --           --             --       43,500             44

Issuance of common stock                      --              --           --             --      876,068            876
Issuance of Series A Preferred
   Stock, net of offering
   expenses of $642,568                6,318,125           6,318           --             --           --             --
Unrealized holding gains
   on marketable securities
   available for sale                         --              --           --             --           --             --
Net loss                                      --              --           --             --           --             --

Total comprehensive loss
                                     -----------     -----------  -----------    -----------  -----------    -----------
Balance at June 30, 1997               6,318,125           6,318           --             --      919,568            920

                                                         DEFICIT
                                                       ACCUMULATED        ACCUMULATED          TOTAL
                                      ADDITIONAL       DURING THE            OTHER         STOCKHOLDERS'
                                       PAID-IN         DEVELOPMENT       COMPREHENSIVE        EQUITY
                                       CAPITAL            STAGE             INCOME           (DEFICIT)
                                     -----------       -----------       -------------     -------------
Issuance of common stock
   at inception                      $     1,956       $        --        $        --       $     2,000
                                     -----------       -----------        -----------       -----------
Balance at June 30, 1994                   1,956                --                 --             2,000

Net loss                                      --            (4,970)                --            (4,970)
                                     -----------       -----------        -----------       -----------
Balance at June 30, 1995                   1,956            (4,970)                --            (2,970)

Net loss                                      --          (369,650)                --          (369,650)
                                     -----------       -----------        -----------       -----------
Balance at June 30, 1996                   1,956          (374,620)                --          (372,620)

Issuance of common stock                   2,628                --                 --             3,504
Issuance of Series A Preferred
   Stock, net of offering
   expenses of $642,568                4,405,614                --                 --         4,411,932
Unrealized holding gains
   on marketable securities
   available for sale                         --                --              6,612             6,612
Net loss                                      --        (2,676,270)                --        (2,676,270)
Total comprehensive loss                                                                     (2,669,658)
                                     -----------       -----------        -----------       -----------
Balance at June 30, 1997               4,410,198        (3,050,890)             6,612         1,373,158


(Continued on following page)

                                  ZymeTx, Inc.
                          (A Development Stage Company)

             Statements of Stockholders' Equity (Note 5) (continued)


                                                  CONVERTIBLE                     CONVERTIBLE
                                               PREFERRED STOCK --              PREFERRED STOCK --
                                                   SERIES A                        SERIES C                      COMMON STOCK
                                          ----------------------------    ----------------------------   --------------------------
                                            SHARES         PAR VALUE        SHARES         PAR VALUE       SHARES       PAR VALUE
                                          -----------     ------------    -----------     ------------   -----------   ------------
Issuance of Series C Preferred
   Stock, net of offering expenses
   of $825,000                                     --     $         --      1,437,500     $      1,437            --   $         --
Issuance of common stock in
   connection with initial public
   offering, net of offering expenses
   of $2,823,252                                   --               --             --               --     2,645,000          2,645
Conversion of Series A
   preferred stock to common
   stock in connection with
   initial public offering                 (6,318,125)          (6,318)            --               --     1,579,531          1,580
Conversion of Series B
   preferred stock to common
   stock in connection with
   initial public offering                         --               --             --               --        39,062             39
Conversion of Series C
   preferred stock to common
   stock in connection with
   initial public offering                         --               --     (1,437,500)          (1,437)    1,437,504          1,437
Retirement of partial shares
   in connection with
   conversion of preferred
   stock to common stock                           --               --             --               --           (35)            --
Preferred C dividend in
   connection with initial
   public offering                                 --               --             --               --            --             --
Preferred stock dividends --
   Series B                                        --               --             --               --            --             --
Stock options exercised by
   employees                                       --               --             --               --        16,250             16
Unrealized holding gains on
   marketable securities
   available for sale                              --               --             --               --            --             --
Net loss                                           --               --             --               --            --             --

Total comprehensive loss
                                          -----------     ------------    -----------     ------------   -----------   ------------
Balance at June 30, 1998                           --               --             --               --     6,636,880          6,637

                                                               DEFICIT
                                                             ACCUMULATED      ACCUMULATED        TOTAL
                                            ADDITIONAL       DURING THE         OTHER         STOCKHOLDERS'
                                              PAID-IN        DEVELOPMENT     COMPREHENSIVE      EQUITY
                                              CAPITAL          STAGE            INCOME         (DEFICIT)
                                           ------------     ------------     -------------    ------------
Issuance of Series C Preferred
   Stock, net of offering expenses
   of $825,000                             $  4,923,565     $         --     $         --    $  4,925,002
Issuance of common stock in
   connection with initial public
   offering, net of offering expenses
   of $2,823,252                             18,334,103               --               --      18,336,748
Conversion of Series A
   preferred stock to common
   stock in connection with
   initial public offering                        4,738               --               --              --
Conversion of Series B
   preferred stock to common
   stock in connection with
   initial public offering                      124,961               --               --         125,000
Conversion of Series C
   preferred stock to common
   stock in connection with
   initial public offering                           --               --               --              --
Retirement of partial shares
   in connection with
   conversion of preferred
   stock to common stock                           (405)              --               --            (405)
Preferred C dividend in
   connection with initial
   public offering                            5,684,449       (5,684,449)              --              --
Preferred stock dividends --
   Series B                                          --          (11,815)              --         (11,815)
Stock options exercised by
   employees                                     16,234               --               --          16,250
Unrealized holding gains on
   marketable securities
   available for sale                                --               --              274             274
Net loss                                             --       (4,550,626)              --      (4,550,626)
                                                                                             ------------
Total comprehensive loss                                                                       (4,550,352)
                                           ------------     ------------     ------------    ------------
Balance at June 30, 1998                     33,497,843      (13,297,780)           6,886      20,213,586


(Continued on following page)

                                  ZymeTx, Inc.
                          (A Development Stage Company)

             Statements of Stockholders' Equity (Note 5) (continued)


                                                  CONVERTIBLE                     CONVERTIBLE
                                               PREFERRED STOCK --              PREFERRED STOCK --
                                                   SERIES A                        SERIES C                      COMMON STOCK
                                          ----------------------------    ----------------------------   --------------------------
                                            SHARES         PAR VALUE        SHARES         PAR VALUE       SHARES       PAR VALUE
                                          -----------     ------------    -----------     ------------   -----------   ------------
Stock options exercised by
   employees and non-employee
   directors                                       --     $         --             --     $         --        51,000   $         51
Stock purchased through Employee
   Stock Purchase Plan                             --               --             --               --         4,692              5
Unrealized holding gains on
   marketable securities
   available for sale                              --               --             --               --            --             --
Net loss                                           --               --             --               --            --             --

Total comprehensive loss
                                          -----------     ------------    -----------     ------------   -----------   ------------
Balance at June 30, 1999                           --     $         --             --     $         --     6,692,572   $      6,693
                                          ===========     ============    ===========     ============   ===========   ============


                                                               DEFICIT
                                                             ACCUMULATED      ACCUMULATED        TOTAL
                                            ADDITIONAL       DURING THE         OTHER         STOCKHOLDERS'
                                              PAID-IN        DEVELOPMENT     COMPREHENSIVE      EQUITY
                                              CAPITAL          STAGE            INCOME         (DEFICIT)
                                           ------------     ------------     -------------    ------------
Stock options exercised by
   employees and non-employee
   directors                               $     50,949     $         --     $         --    $     51,000
Stock purchased through Employee
   Stock Purchase Plan                            8,969               --               --           8,974
Unrealized holding gains on
   marketable securities
   available for sale                                --               --            1,076           1,076
Net loss                                             --       (8,596,186)              --      (8,596,186)
                                                                                             ------------
Total comprehensive loss                                                                       (8,595,110)
                                           ------------     ------------     ------------    ------------
Balance at June 30, 1999                   $ 33,557,761     $(21,893,966)    $      7,962    $ 11,678,450
                                           ============     ============     ============    ============


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                   CUMULATIVE
                                                                       YEAR ENDED JUNE 30,           FROM
                                                                      1998            1999         INCEPTION
                                                                  ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $ (4,550,626)   $ (8,596,186)   $(16,197,702)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                     104,313         166,088         338,281
     Inventory write-down                                                   --       1,341,761       1,341,761
     Acquired technology and patent costs from OMRF                         --              --         336,422
     Accretion of interest                                              54,048          32,506         147,733
     Deferred lease rentals                                            128,651          43,493         241,173
     Changes in operating assets and liabilities:
       Accounts receivable                                             (40,637)       (151,401)       (192,038)
       Interest receivable on marketable securities                   (444,101)        317,555        (142,368)
       Prepaid insurance and other                                    (153,701)        116,348         (47,745)
       Inventory                                                    (2,208,437)     (2,324,148)     (4,565,404)
       Accounts payable                                                167,107        (271,954)        435,178
       Other liabilities                                               225,764          95,982         331,675
                                                                  ------------    ------------    ------------
Total adjustments                                                   (2,166,993)       (633,770)     (1,775,332)
                                                                  ------------    ------------    ------------
Net cash used by operating activities                               (6,717,619)     (9,229,956)    (17,973,034)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities available for sale               (20,943,123)    (19,267,094)    (41,782,165)
Proceeds from sale of marketable securities available for sale       6,571,948      26,625,117      33,197,065
Purchase of property, equipment and leasehold improvements            (344,307)       (265,028)       (952,014)
Purchase of inventory, proprietary technology and other
   intangibles (Note 4)                                                     --              --        (202,917)
                                                                  ------------    ------------    ------------
Net cash provided (used) by investing activities                   (14,715,482)      7,092,995      (9,740,031)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                     --              --         392,510
Payments on notes payable                                                   --         (25,000)       (336,271)
Retirement of fractional shares                                           (405)             --            (405)
Proceeds from issuance of common and preferred stock, net of
   offering costs                                                   23,303,496              --      27,591,572
Exercise of employee stock options                                      16,250          51,000          67,250
Stock purchased through employee stock purchase plan                        --           8,974           8,974
                                                                  ------------    ------------    ------------
Net cash provided by financing activities                           23,319,341          34,974      27,723,630
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                      1,886,240      (2,101,987)         10,565

Cash and cash equivalents at beginning of period                       226,312       2,112,552              --
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period                        $  2,112,552    $     10,565    $     10,565
                                                                  ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                          $         --    $     32,583    $     48,962


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                             June 30, 1998 and 1999


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

ZymeTx, Inc. ("the Company"), a Delaware corporation, was formed February 24, 1994. The Company had no significant operations from formation through June 30, 1994. The Company is a development stage biotechnology company engaged in the discovery, development and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation of the Company is based upon the role of enzymes in the process of viral infection.

The Company has initiated early stages of research regarding therapeutics utilizing its ViraZyme technology for enzymes associated with certain viral diseases; however, the Company will concentrate its efforts during fiscal 2000 on completing developments of improvements to its influenza diagnostic product, ZstatFlu. The Company will devote greater efforts to therapeutic development in fiscal 2001 and beyond, depending upon capital resource availability. These projects which will involve experimental and unproven technology, may require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, the Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and establish production, sales and marketing capabilities, as necessary. Management believes it has sufficient capital to achieve planned business objectives including supporting pre-clinical development and clinical testing, through at least fiscal year 2000. For periods thereafter, the Company intends to raise additional capital through the issuance of equity securities to existing or new investors or through alliances with corporate partners. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid debt investments with maturities of 90 days or less when purchased.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                   Notes to Financial Statements ( continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments in marketable securities have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The securities mature within one year and the amortized cost basis, aggregate fair value, and unrealized holding gains at June 30, 1998 and 1999 are summarized below:

                                                   AMORTIZED         AGGREGATE        UNREALIZED
                                                     COST              FAIR             HOLDING
                                                     BASIS             VALUE             GAINS
                                                  -----------       -----------       -----------
1998:
   Corporate debt securities                      $12,918,267       $12,925,153       $     6,886
   U.S. states and political subdivision debt
     securities                                       464,732           464,732                --
   Certificates of deposit                          3,020,047         3,020,047                --
                                                  -----------       -----------       -----------
                                                  $16,403,046       $16,409,932       $     6,886
                                                  ===========       ===========       ===========

1999:
   Corporate debt securities                      $ 7,962,401       $ 7,970,363       $     7,962
   U.S. states and political subdivision debt
     securities                                       765,067           765,067                --
                                                  -----------       -----------       -----------
                                                  $ 8,727,468       $ 8,735,430       $     7,962
                                                  ===========       ===========       ===========

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventories are carried at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                                     JUNE 30,
                                               1998             1999
                                            ----------       ----------
          Raw Materials                     $  655,933       $2,052,534
          Work in process                      344,015          976,441
          Finished goods                     1,307,596          260,956
                                            ----------       ----------
                                             2,307,544        3,289,931
          Less amounts not expected to
            be realized in one year                 --        1,789,931
                                            ----------       ----------
                                            $2,307,544       $1,500,000
                                            ==========       ==========

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed using the straight-line method over three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

ADVERTISING COSTS

Advertising campaign costs are expensed the first time the target of the campaign is contacted. Total advertising and promotion expenses were $267,790 and $497,190 for the years ended June 30, 1998 and 1999, respectively ($773,433 cumulative from inception). Prepaid insurance and other assets included $100,000 relating to prepaid advertising and promotional expenses at June 30, 1998 (none at June 30, 1999).

PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

Amortization of proprietary technology and other intangibles acquired is computed using the straight-line method over periods of between five and ten years. Accumulated amortization aggregated $39,606 and $59,409 as of June 30, 1998 and 1999, respectively.

STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options is not

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION (CONTINUED)

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

USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

The inventory at June 30, 1999, included in the accompanying balance sheet consists of costs related to the Company's ZstatFlu, an influenza diagnostic. The market for influenza diagnostics remains largely undeveloped at June 30, 1999 and there are no assurances that such market will be developed in the near term; accordingly, there are no assurances that the Company's investment in its ZstatFlu inventory will be recoverable. In addition, improvements in the delivery of the Company's diagnostic as a result of its research and development program or new products from competitors may render a portion of the inventory on hand at June 30, 1999, obsolete in the near term. In fiscal 1999 the carrying value of inventory was written down as a result of an improvement of the Company's influenza diagnostic from a 60-minute to a 30-minute format. As a result of the improvements, write-downs of certain raw materials and an accrual for reworking certain components totaling $730,761 was incurred. An additional inventory write-down was incurred as the result of a subsequent event relating to a further improvement to the influenza diagnostic. See Note 9 - Inventory write-down.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for the fixed-rate note payable has been discounted and approximates its fair value inasmuch as the Company believes the discount rate approximates its incremental borrowing rate at June 30, 1999 (Note 4 - Related Party Transactions). Other financial

                                  Zymetx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

instruments have a fair value approximating their carrying amount due to the short maturity of those instruments or due to the criteria used to determine carrying value in the financial statements.

REVENUE RECOGNITION

The Company utilizes independent distributors in the dissemination of the Company's diagnostic product, ZstatFlu. The independent distributors specify the quantities which they hold for dissemination, assume the liability for damage or loss of merchandise and retain the right of return of such merchandise at the original purchase price less a restocking charge. Inasmuch as the Company cannot estimate the amount of future returns, the merchandise shipped to and held by the independent distributors is not reported as revenue until it is shipped from the independent distributors' warehouses to the end users.

NET LOSS PER SHARE

Net loss per share applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends, if any. Basic loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends, if any. Diluted loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any. All potentially dilutive securities were antidilutive for all periods presented and have thus, been excluded from diluted loss per share. See Note 4 -- Related Party Transactions, Note 5 -- Stockholders' Equity, and Note 6 -- Stock Option and Purchase Plans for a full description of securities which may have a dilutive effect in future periods.

In the Company's second fiscal quarter ended December 31, 1997 (the period in which the Company consummated its initial public offering), the Company recognized, as a charge to retained earnings, a non-cash dividend related to the automatic conversion of its Series C Preferred Stock into Common Stock and the rights of certain warrant holders to acquire shares of the Company's Common Stock. The non-cash dividend of $5,684,449 represents the difference between the price received per share for the Series C Preferred Stock and the price received per share for the Company's Common Stock issued in the public offering. The dividend reduced income applicable to common stock and, accordingly, reduced earnings per share in the year ended June 30, 1998.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


2. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, stated at cost, are summarized as follows:

                                                                         YEAR ENDED JUNE 30,
                                                                        1998             1999
                                                                      ---------        ---------
         Laboratory equipment                                         $ 264,187        $ 334,566
         Manufacturing equipment                                        203,081          225,913
         Computer equipment                                             131,690          243,944
         Office furniture, equipment and leasehold improvements          88,028          147,591
                                                                      ---------        ---------
                                                                        686,986          952,014
         Less accumulated depreciation and amortization                (131,795)        (278,080)
                                                                      ---------        ---------
                                                                      $ 555,191        $ 673,934
                                                                      =========        =========

3. COMMITMENTS

OPERATING LEASES

In January 1997, the Company consolidated substantially all of its operations, research, marketing and administrative functions into newly constructed facilities leased from a stockholder of the Company. The Company's ten-year lease on these facilities currently covers approximately 12,000 square feet with options available on additional space. The lease provides for no rent payable the first two years and a fixed rate thereafter for the remaining eight years ("Base Rent"). The Company incurred certain leasehold improvements that exceeded the defined tenant improvement allowance (the "Tenant Allowance Overage") provided for under the lease. This Tenant Allowance Overage bears interest at a rate of 10% over the repayment term of 60 months, with interest only due for the first 24 months and principal and interest due monthly over the final 36 months of the repayment term. The Tenant Allowance Overage payments are due in addition to the Base Rent. The Company is recognizing the total facility lease payments, including the Tenant Allowance Overage, on a straight-line method over the entire term of the lease agreement. Accordingly, as of June 30, 1998 and 1999, the Company has accrued a deferred lease rental liability of $197,680 and $241,173, respectively. As additional consideration for the lease, this stockholder received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.20 per share to which the Company attributed no value. These lease warrants expire on January 1, 2002. The Company has granted the lessor a security interest in all equipment, inventory fixtures, furniture and other property now owned or hereafter acquired by the Company which is located on the leased premises.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. COMMITMENTS (CONTINUED)

In April 1998, the Company signed an amendment to the lease agreement with an effective date of December 1, 1998. The amendment increases the amount of leased space at the current facilities up to approximately 46,000 rentable square feet. As of June 30, 1999, construction improvements on the increased space had not been completed and, accordingly, the Company was not obligated to assume the incremental lease cost. The lease cost for the additional space assuming full occupancy is $405,960 annually through 2007.

Rental expense related to the leased facilities during 1998 and 1999 was $157,920 and $157,918, respectively ($384,867 cumulative from inception). Prior to January 1, 1997, the Company operated using a minimal amount of administrative space provided rent-free by one of its stockholders.

Future minimum lease commitments as of June 30, 1999 are as follows, assuming full occupancy of the additional leased space:

    Year ended June 30:
       2000                                                    $  592,098
       2001                                                       592,098
       2002                                                       592,098
       2003                                                       592,098
       2004                                                       592,098
       Thereafter (laboratory and office space to 2007)         1,578,929
                                                               ----------
    Total minimum lease payments                               $4,539,419
                                                               ==========

LICENSE AGREEMENT COMMITMENTS

In connection with license agreements with a related party, the Company has committed to make royalty and other technology product development progress payments. See Note 4 - Related Party Transactions.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. COMMITMENTS (CONTINUED)

OTHER

In April 1999, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company terminates the officer's employment or if the officer terminates employment with the Company for good reason, as defined. These agreements require the Company to make a severance payment to the executive officers up to 2 times their Base Compensation, as defined, upon termination. A provision for these benefits will not be made until a change in control is probable.

In 1999, the Company established a severance plan for certain employees. Employees are qualified for a severance payment based on their annual salary exceeding the specified annual salary in the plan and involuntary termination. Due to the uncertainty of future involuntary terminations, there is no accrual at June 30, 1999 for future payments by the Company under this plan, if any. The Company incurred a charge of approximately $117,000 related to employees terminated under this plan in 1999.

4. RELATED PARTY TRANSACTIONS

Since January 1, 1996, the Company has performed scientific and product development activities relating to the ViraZyme(R) technology; however, OMRF, a stockholder, has provided, on a marginal cost basis, significant support and collaborative resources permitting the Company to access state-of-the-art facilities, equipment, services and personnel. For the years ended June 30, 1998 and 1999, OMRF charged the Company $794,879 and $137,153, respectively, related to such arrangement ($2,201,601 cumulative from inception). Substantially all of such costs have been charged to research and development and general and administrative expenses in the accompanying statements of operations. The Company internalized much of this expense during fiscal year 1999, thus reducing expenditures to OMRF.

Effective July 1996, the Company entered into a license agreement (the "ViraZyme License Agreement") with OMRF, a stockholder, whereby the Company was granted an exclusive, perpetual, worldwide license covering all the patents which comprise the ViraZyme(R) technology. The ViraZyme License Agreement grants the Company the right to manufacture, use, and sell products made under the patent rights. In exchange for the ViraZyme License Agreement, the Company paid OMRF $825,000, executed a note payable (the "Note") in the principal amount of $425,000 (valued at $210,918 at date of issuance with an accreted value of $319,884 and $327,390 at June 30, 1998 and 1999, respectively), issued 156,250 shares of Series B Preferred Stock (the "Series B Preferred Stock") (initially valued at $.80 per share aggregating $125,000, converted to Common Stock in

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)

November 1997), issued 126,068 shares of common stock (valued at the then existing par value of $.004 per share aggregating $504), granted the stockholder a 2% royalty on net sales of products derived from the intellectual property conveyed with the ViraZyme License Agreement and issued a warrant to purchase 5,667 shares of common stock at $3.20 per share (to which the Company attributed no value). The aggregate value assigned to this transaction amounted to $1,161,422 which was allocated as follows: inventory -- $66,288; developed technology and assembled workforce -- $136,629; and technology in the research and development stage -- $958,505. The Company, under the terms of the ViraZyme License Agreement, has also agreed to assume responsibility to pay a third party a royalty of 4% of the revenues derived by the Company from sales of diagnostic products utilizing specific collaboration intellectual property, as defined. The Note bore no interest for the first twenty-four months following issuance and bears interest at an 8% rate per annum thereafter. This Note was discounted at issuance from its face amount of $425,000 to $210,918 assuming a market rate of interest of 20% per annum. Imputed interest for the years ended June 30, 1998 and 1999 included in the accompanying statements of operations aggregated $54,048 and $32,506, respectively. As a result of the agreement in principle with OMRF in July 1999, discussed below, the face amount of the Note is to be reduced by $184,742. This will cause the quarterly principal and interest payments to be reduced to $16,753 (previously required quarterly principal payments of $25,000 plus interest) for the remaining term of the Note which runs through May 2003.

In July 1996, OMRF purchased 406,250 shares of the Company's Series A Preferred Stock in a private placement. The preferred stock was converted into 101,562 shares of Common Stock in connection with the Company's initial public offering in November 1997.

In May 1998, the Company and OMRF entered into a licensing agreement (the "HIV License Agreement") for technology that includes a family of compounds that have demonstrated a reduction of HIV in laboratory tests. The HIV License Agreement required an initial payment of $150,000 (which was made in May 1998). In July 1999, the Company and OMRF reached an agreement in principle whereby the Company would return the HIV license and OMRF would reimburse the Company for its initial license agreement fee and specific expenses. This reimbursement will come in the form of reduced principal payments on the Note as described above.

The Company leases certain facilities from a stockholder, as discussed in Note 3
- Commitments. The Company recognized rent expense totaling $157,920 and $157,918 in 1998 and 1999, respectively, related to its facilities that are leased from this stockholder. In management's opinion,

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)

these license and lease transactions were conducted on no less favorable terms than those which could have been obtained from unrelated third parties.

5. STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

In February 1994, the Company issued 43,500 shares of Common Stock for $2,000 in connection with the Company's formation.

In May 1996, the Company restated its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 2,000,000 shares to 16,500,000 shares. Simultaneously, it consummated a reverse split, 1 for .87, of its Common Stock thereby reducing the then outstanding common shares from 200,000 shares to 173,999 shares. In July 1997, the Company filed a restated Certificate of Incorporation to effect a one-for-four reverse split of its Common Stock, Common Stock options and warrants. In July 1997, the stockholders also approved (i) an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 16,500,000 shares to 30,000,000 shares and increasing the number of authorized shares of Preferred Stock from 10,000,000 shares to 12,000,000 shares, (ii) an adjustment to the rate of conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to reflect the one-for-four reverse stock split, and (iii) the establishment and designation of 1,750,000 shares of Series C Preferred Stock. At June 30, 1999, the Company is authorized to issue 12,000,000 shares of Preferred Stock, par value $.001 per share. The Preferred Stock may be issued in one or more series, with such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as shall be set forth in a resolution of the Company's Board of Directors providing for the issue thereof. All historical financial information included in the accompanying financial statements has been adjusted retroactively to give effect to the reverse stock splits.

In July 1996, the Company issued 750,000 shares of Common Stock for $3,000 in connection with a recapitalization and, as discussed in Note 4 - Related Party Transactions, the Company issued 126,068 shares of Common Stock as partial consideration for the ViraZyme License Agreement.

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

In November 1997, the Company closed an initial public offering of 2,300,000 shares of Common Stock, $.001 par value (2,645,000 shares including 345,000 shares issued in connection with the exercise of an underwriter overallotment option) and issued warrants to purchase 230,000 shares of the Company's Common Stock at $12.40 per share. As a consequence of the closing of the offering, all of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock outstanding were automatically converted into shares of Common Stock. The automatic conversion of Series C Preferred to Common Stock and the rights of certain warrant holders to acquire shares of the Company's Common Stock resulted in the recognition, as a charge to retained earnings, of a non-cash dividend. The non-cash dividend of $5,684,449 represents the difference between the price received per share for the Series C Preferred Stock and the price received per share for the Company's Common Stock issued in the public offering. The dividend reduced net income applicable to Common Stock and, accordingly, reduced earnings per share in the twelve month period ended June 30, 1998.

In December, 1998, the Company filed a registration statement covering 2,384,431 shares of Common Stock prior to the expiration of the 13-month lock-up period from the closing of the initial public offering associated with registration rights granted to certain purchasers of original issuance of the Company's Common Stock and investors of the Company's Series A and Series C Preferred Stock.

WARRANTS

At June 30, 1999, there were warrants outstanding for the purchase of an aggregate of 795,847 shares of the Company's common stock exercisable at prices ranging from $3.20 to $12.40 (a weighted average of $6.08 per share) which expire from November 2001 through July 2004 (Notes 3 and 4).

RIGHTS PLAN

In February 1999, the Company announced that its Board of Directors had adopted a rights plan

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. STOCKHOLDERS' EQUITY (CONTINUED)

designed to protect the long-term interest of ZymeTx and its stockholders in the event of an unsolicited takeover attempt. On February 3, 1999, the Company declared, under the Plan, a tax-free dividend distribution of one share purchase right ("Right") for each outstanding share of Common Stock to stockholders of record as of the close of business. Each Right entitles the holder to buy 1/1000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $47.50 (a total of 20,000 shares of the Company's Preferred Stock have been designated under the Rights Plan). The terms of the plan provide that the Rights will be exercisable for Preferred Shares only if a person or group acquires beneficial ownership of 20% or more of the Company's common shares or commences an offer that would result in such person or group owning 20% or more of the Common Shares without approval of the Board of Directors. The holders of the Rights, other than the acquiring person(s) would then have the right to receive upon exercise the Company's common stock having a value equal to two times the exercise price. The Company will be entitled to redeem the Rights at $.001 per Right at any time prior to the tenth day following a public announcement that a person or group has acquired 20% or more of the Company's Common Shares. The Rights will expire on February 3, 2009.

6. STOCK OPTION AND STOCK PURCHASE PLAN

STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for options granted prior to the initial public offering were estimated at the date of grant using a minimum value option pricing model. The fair value of options granted subsequent to the initial public offering was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1999, respectively: risk free interest rate of 6.0% and 5.3%; no dividend yield; a volatility factor of the expected market price of the Company's stock of .93 and .64; and a weighted average expected life

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6. STOCK OPTION AND STOCK PURCHASE PLAN (CONTINUED)

of the option of seven years and six years.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  YEAR ENDED JUNE 30,
                                                               1998                1999
                                                           -------------       -------------
     Net loss applicable to common stock                   $ (10,301,338)      $  (8,766,828)
     Net loss per common and common equivalent share       $       (2.21)      $       (1.32)

In 1997, the Company adopted stock option plans for employees, the ZymeTx, Inc. Stock Option Plan (the "Employees' Plan") as well as for non-employees, the ZymeTx, Inc. Director Stock Option Plan (the "Directors' Plan") (collectively, the "Plans"). During 1997, the Company granted 350,000 shares and 100,000 shares under the Employees' Plan and Directors' Plan, respectively. As of June 30, 1999, there are 338,776 shares of common stock available for issuance under both the Employees' Plan and the Directors' Plan. There are two forms of options: options intended to qualify as incentive stock options ("ISO Options") under the Employees' Plan and the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified options under the Directors' Plan (the "Nonqualified Options"). The options become exercisable 25% and 33% a year and are fully exercisable after four years and three years for the Employees' Plan and Directors' Plan, respectively. The options lapse ten years from the date of grant.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6. STOCK OPTION AND STOCK PURCHASE PLAN (CONTINUED)

Activity in the Company's Employees' Plan during 1998 and 1999 is as follows:

                                                         1998                  1999
                                                 --------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE
                                                  SHARES      PRICE      SHARES      PRICE
                                                 --------    --------   --------    --------
Outstanding options at beginning of period        350,000    $   1.14    364,250    $   1.65
Granted                                            39,000        5.27     72,824        4.94
Exercised                                         (16,250)       1.00    (26,000)       1.00
Surrendered, forfeited or expired                  (8,500)       4.55    (17,100)       3.45
                                                 --------               --------
Outstanding options at end of period              364,250        1.65    393,974        2.30
                                                 ========               ========

Exercisable at end of period                      141,250        1.09    199,125        1.24
                                                 ========               ========

Weighted average fair value of options granted
   during period                                             $   3.92               $   2.69

Outstanding options to acquire 295,250 shares of stock at June 30, 1999 had exercise prices ranging from $1.00 to $2.00 per share (192,125 of which are exercisable at a weighted average price of $1.08 per share) and had a weighted average exercise price of $2.11 and remaining contractual life of 7.5 years. The balance of options outstanding at June 30, 1999 had exercise prices ranging from $4.22 to $6.00 per share (7,000 of which are exercisable at a weighted average price of $5.55 per share) and had a weighted average exercise price of $5.41 and remaining contractual life of 9 years.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)



6. STOCK OPTION AND STOCK PURCHASE PLAN (CONTINUED)

Activity in the Company's Directors' Plan during 1998 and 1999 is as follows:

                                                         1998                  1999
                                                 --------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE
                                                  SHARES      PRICE      SHARES      PRICE
                                                 --------    --------   --------    --------
Outstanding options at beginning of period        100,000   $   1.00     115,000    $   1.42
Granted                                            15,000       4.22     115,000        3.82
Exercised                                              --                (25,000)       1.00
Surrendered, forfeited or expired                      --                 (5,000)       4.22
                                                 --------               --------
Outstanding options at end of period              115,000       1.42     200,000        2.79
                                                 ========               ========
Exercisable at end of period                       49,998       1.00      60,832        1.13
                                                 ========               ========

Weighted average fair value of options granted
   during period                                            $   3.46                $   2.68

Outstanding options to acquire 115,000 shares of stock at June 30, 1999 had exercise prices ranging from $1.00 to $2.09 per share (58,332 of which are exercisable at a weighted average price of $1.00 per share) and had a weighted average exercise price of $1.38 and remaining contractual life of 8.3 years. The balance of options outstanding at June 30, 1999, had exercise prices ranging from $4.22 to $4.94 per share (2,500 of which are exercisable at a weighted average price of $4.22 per share) and had a weighted average exercise price of $4.69 and a remaining contractual life of 9.2 years.

STOCK PURCHASE PLAN

Effective July 1, 1998, the Company reserved 50,000 shares of its Common Stock for issuance to employees under an employee stock purchase plan (the "ESPP"). Under the ESPP, eligible employees can purchase, through payroll deductions, a specified number of shares of the Company's Common Stock at the lesser of (a) 85% of the official closing price of the Common Stock on the Offering Termination Date, as defined, or (b) 85% of the official closing price of the Common Stock on the Offering Commencement Date, as defined. The options will be continually granted and automatically exercised each quarter in which the Plan is in effect. For the year ended June 30, 1999, 4,692 shares of stock were purchased though the Employee Stock Purchase Plan for a total of $8,974, or $1.91 per share.

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. INCOME TAXES

The provision for income taxes differs from the expected income tax using the federal statutory rate on loss before income taxes due to the following:

                                                       YEAR ENDED JUNE 30,
                                                   1998               1999
                                                -----------        -----------
         Benefit at federal statutory rate      $(1,547,213)       $(2,922,703)
         Other                                      (53,975)           (33,207)
         State tax benefit                         (182,026)          (321,729)
         Operating loss not benefited             1,783,214          3,277,639
                                                -----------        -----------
                                                $        --        $        --
                                                ===========        ===========

Deferred tax assets and liabilities, resulting from differences in the timing of recognition of revenues and expenses, consist of the following:

                                                                       YEAR ENDED JUNE 30,
                                                                       1998           1999
                                                                   -----------    -----------
         Deferred tax liability:
            Tax depreciation in excess of financial                $    35,488    $    62,353

         Deferred tax assets:
            Net operating loss carryforward                          2,086,437      5,247,590
            Research and development credits                           337,707        408,363
            Capitalization of certain costs as inventory for tax
                purposes                                               671,749        733,036
            Other                                                       21,556         32,964
                                                                   -----------    -----------
                                                                     3,117,449      6,421,953
            Valuation allowance                                     (3,081,961)    (6,359,600)
                                                                   -----------    -----------
            Net deferred tax assets                                     35,488         62,353
                                                                   -----------    -----------
                  Net deferred tax liability                       $        --    $        --
                                                                   ===========    ===========

                                  ZymeTx, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. INCOME TAXES (CONTINUED)

As of June 30, 1999, the Company had a federal net operating loss carryforward of approximately $12.8 million. The net operating loss carryforward will expire from 2010 through 2014, if not utilized.

Because of the Company's lack of earnings history, the net deferred tax asset comprised of its net operating loss carryforward has been fully offset by a valuation allowance. The valuation allowance increased by $1.8 million and $3.0 million in 1998 and 1999, respectively.

8.  EMPLOYEE BENEFIT PLAN

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. Company contributions are made at the discretion of the compensation committee. In 1999, the Company matched 2% of employee contributions amounting to $9,369 (none in 1998).


9. INVENTORY WRITE-DOWN

In October 1999, the Company completed the necessary regulatory documentation to manufacture and sell an improved version of ZstatFlu. The improvements allowed for decreased incubation from 30-minutes to 20-minutes. The Company does not intend to market the 30-minute format and elected to rework existing inventory into the 20-minute format. As a result, an additional inventory write-down of $611,000 was included in fiscal 1999 results of operations.

10. SUBSEQUENT EVENTS (UNAUDITED)

On August 17, 1999, the Company relieved its former President and Chief Executive Officer of his duties and responsibilities. In connection therewith, the Company agreed to severance payments under the above plan equal to approximately $200,000. This charge will be recognized in operations for the year ending June 30, 2000.