Form 10QSB
period 1999-09-30
ZYMETX INC
filed 1999-11-15
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from        to
                                               ------    -------

                         Commission file number 0-23145

                                  ZYMETX, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                73-1444040
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

        800 Research Parkway, Suite 100                  73104
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

  6,699,695 shares of common stock, $.001 par value, issued and outstanding at
                                November 3, 1999


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

              Balance Sheets - June 30, 1999 and September 30, 1999................................2

              Statements of Operations - Three Months Ended September 30, 1998 and 1999 and

                Cumulative from Inception to September 30,1999.....................................3

              Statements of Cash Flows - Three Months Ended September 30, 1998 and 1999

                and Cumulative from Inception to September 30, 1999................................4


              Notes to Financial Statements........................................................5

Item 2.       Management's Discussion and Analysis or Plan of Operations...........................7


PART II  - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds...........................................15

Item 6.       Exhibits and Reports on Form 8-K....................................................15

SIGNATURES........................................................................................16

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                (Information at September 30, 1999 is unaudited)

                                                                                   JUNE 30,       SEPTEMBER 30,
                                                                                      1999            1999
                                                                                  ------------    ------------
Current assets:
   Cash and cash equivalents                                                      $     10,565    $  1,418,437
   Marketable securities, available-for-sale                                         8,735,430       5,708,360
   Accounts receivable, net                                                            192,038          21,852
   Inventory                                                                         1,500,000       1,553,752
   Prepaid insurance and other                                                          46,563          49,411
                                                                                  ------------    ------------
Total current assets                                                                10,484,596       8,751,812

Inventory not expected to be realized within one year                                1,789,931       1,934,792
Property, equipment and leasehold improvements, net                                    673,934         674,359
Proprietary technology and other intangibles, net                                       77,220          72,271
                                                                                  ------------    ------------
Total assets                                                                      $ 13,025,681    $ 11,433,234
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $    435,178    $    340,838
   Accrued salaries, wages and benefits                                                225,065         312,052
   Accrued sales returns                                                                66,164          80,582
   Other                                                                                52,261         128,872
   Current portion of note payable to stockholder                                      100,000         100,000
                                                                                  ------------    ------------
Total current liabilities                                                              878,668         962,344

Long term obligations --
   Note payable to stockholder due after one year                                      227,390         235,523
   Deferred lease rentals                                                              241,173         284,330

Stockholders' equity:
   Preferred stock $.001 par value; 12,000,000 shares authorized (none issued
     or outstanding at June 30, 1999 or September 30, 1999)                               --              --
   Common stock $.001 par value; 30,000,000 shares authorized (6,692,572 shares and 6,696,355 issued and outstanding at June 30, 1999 and September 30,
     1999, respectively)                                                                 6,693           6,696
   Additional paid-in capital                                                       33,557,761      33,564,193
   Deficit accumulated during the development stage                                (21,893,966)    (23,629,856)
   Unrealized holding gains on marketable securities available for sale
                                                                                         7,962          10,004
                                                                                  ------------    ------------
Total stockholders' equity                                                          11,678,450       9,951,037
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $ 13,025,681    $ 11,433,234
                                                                                  ============    ============

See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                               CUMULATIVE
                                                                                                  FROM
                                                                     THREE MONTHS ENDED        INCEPTION TO
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   1998            1999            1999
                                                               ------------    ------------    ------------
Revenues:
   Sales, net                                                  $      4,750    $      9,773    $    631,196
   Other                                                               --              --             1,303
                                                               ------------    ------------    ------------
Total revenues                                                        4,750           9,773         632,499
   Cost of sales                                                        149           2,455         297,389
                                                               ------------    ------------    ------------
Gross Profit                                                          4,601           7,318         335,110

Operating expenses:
   Research and development                                         278,737         329,884       4,183,196
   Product development                                              163,555         296,843       3,481,308
   Inventory write-down                                                --              --         1,341,761
   Sales and marketing                                              739,556         308,740       4,660,201
   Acquired in-process technology and patent costs from OMRF           --              --         1,108,505
   General and administrative                                       471,568         913,931       5,033,871
                                                               ------------    ------------    ------------
Total operating expenses                                          1,653,416       1,849,398      19,808,842
                                                               ------------    ------------    ------------
Loss from operations                                             (1,648,815)     (1,842,080)    (19,473,732)

Other income (expense):
   Interest and dividend income                                     245,690         121,993       1,751,845
   Interest expense                                                 (16,120)        (15,803)       (211,705)
                                                               ------------    ------------    ------------
Total other income                                                  229,570         106,190       1,540,140
                                                               ------------    ------------    ------------
Net loss                                                         (1,419,245)     (1,735,890)    (17,933,592)

Preferred stock dividends-Series B                                     --              --            11,815
Preferred stock dividends-Series C                                     --              --         5,684,449
                                                               ------------    ------------    ------------
Net loss applicable to common stock                            $ (1,419,245)   $ (1,735,890)   $(23,629,856)
                                                               ============    ============    ============

Basic and diluted net loss per common share                    $       (.21)   $       (.26)   $      (8.22)
                                                               ============    ============    ============

Weighted average common shares outstanding                        6,636,880       6,695,774       2,873,224
                                                               ============    ============    ============


See accompanying notes.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                   CUMULATIVE
                                                                                                     FROM
                                                                         THREE MONTHS ENDED       INCEPTION TO
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998            1999          1999
                                                                  ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $ (1,419,245)   $ (1,735,890)   $(17,933,592)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                      38,538          48,118         286,399
     Provision for doubtful accounts and sales returns                    --           100,000         100,000
     Inventory write-down                                                 --              --         1,341,761
     Acquired technology and patent costs from OMRF                       --              --           336,422
     Accretion of interest                                               7,620           8,133         155,866
     Deferred lease rentals                                             27,712          43,156         284,329
     Changes in operating assets and liabilities:
       Accounts receivable                                              (4,750)        120,186         (71,852)
       Interest receivable on marketable securities                    283,736          92,818         (49,550)
       Prepaid insurance and other                                    (173,059)         (2,848)        (50,593)
       Inventory                                                      (671,024)       (198,613)     (4,764,017)
       Accounts payable                                               (249,887)        (94,340)        340,838
       Accrued salaries, benefits and other                            (53,900)         86,987          86,987
       Other liabilities                                               (29,460)         41,028         372,703
                                                                  ------------    ------------    ------------
Total adjustments                                                     (824,474)        244,625      (1,530,707)
                                                                  ------------    ------------    ------------
Net cash used by operating activities                               (2,243,719)     (1,491,265)    (19,464,299)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                  (11,200,084)     (5,648,805)    (47,430,970)
Proceeds from maturities of marketable securities                   11,965,940       8,585,100      41,782,165
Purchase of property, equipment and leasehold improvements
                                                                       (86,330)        (43,593)       (995,607)
Purchase of inventory, proprietary technology and other
   intangibles                                                            --              --          (202,917)
                                                                  ------------    ------------    ------------
Net cash provided (used) by investing activities                       679,526       2,892,702      (6,847,329)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                   --              --           392,510
Payments on notes payable                                                 --              --          (336,271)
Purchase of fractional shares of preferred stock                          --              --              (405)
Proceeds from issuance of common and preferred stock, net of
   offering costs                                                         --              --        27,591,572
Stock purchased through employee stock purchase plan                      --             6,435          15,409
Exercise of employee stock options                                        --              --            67,250
                                                                  ------------    ------------    ------------
Net cash provided by financing activities                                 --             6,435      27,730,065
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                     (1,564,193)      1,407,872       1,418,437

Cash and cash equivalents at beginning of period                     2,112,552          10,565            --
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period                        $    548,359    $  1,418,437    $  1,418,437
                                                                  ============    ============    ============



See accompanying notes to financial statements.

                                  ZYMETX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999



NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ZymeTx, Inc. (the "Company" or "ZymeTx") is a development stage biotechnology company engaged in the discovery, development and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

o    develop diagnostic and therapeutic products for a range of viral diseases;
     and

o earn revenues from marketing ZstatFlu, our first diagnostic product, continue our diagnostic research and development program and sustain a comprehensive viral therapeutic research and development program.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year. As long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues may be concentrated in the second and third quarters of each fiscal year.

NOTE 2 - NET LOSS PER SHARE

At September 30, 1999, there were warrants outstanding for the purchase of an aggregate of 795,847 shares of the Company's common stock exercisable at prices ranging from $3.20 to $12.40 (an average of $6.08 per share). The Company has allocated 1,000,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, granted 686,125 stock options, with 618,875 shares outstanding at September 30, 1999. For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1999 financial statements filed on Form 10-KSB. At the October 1, 1999 Board of Directors meeting, an additional 304,387 stock options were granted to various employees, directors and officers. Stock warrants and stock options were not included in the computation of diluted net loss per share for the three month period ended September 30, 1998 or 1999, since the effect would be anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The Company presents comprehensive income in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income for the three month periods ended September 30, 1998 and 1999, are detailed below.

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                          1998             1999
                                     -------------    -------------
   Net loss                          $  (1,419,245)   $  (1,735,890)
   Unrealized gains on investments
     available for sale                     31,130            2,042
                                     -------------    -------------
   Comprehensive loss                $  (1,388,115)   $  (1,733,848)
                                     =============    =============

NOTE 4- COMMITMENTS

In September 1999, the Company amended its lease agreement related to its office space. As a result of the amendment, the Company was released from the rental liability related to approximately 10,000 square feet over the remaining lease term. In connection with this amendment, the Company is required to make a payment of $95,000 which has been expensed in the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

From time to time, we may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, and the progress and goals for our research and development program, marketing strategies and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of that safe harbor, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. In addition, we disclaim any intent or obligation to update those forward-looking statements.

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

ViraZyme(R), our core technology, exploits the subtle structural differences and characteristics of enzymes to create viral diagnostic and therapeutic products. Our diagnostic technology is a platform for proprietary two-part compounds that will split when the compound contacts a specific viral target site (an enzyme). As a result of this split, one part of the compound reveals itself in formats easily detected without instrumentation, permitting the user to determine whether the virus is present. For therapeutic products, the technology platform uses modified versions of the diagnostic compounds that bind to specific viral enzymes to interrupt the replication cycle.

The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B, respiratory syncytial virus (commonly called RSV), parainfluenza and adenovirus. There are three genera of influenza virus, A, B, and C; A and B are most common to humans, while C rarely causes significant infection. RSV infects humans, usually children, which is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

CURRENT EVENTS

On June 30, 1999 Norman R. Proulx was elected to serve on the Company Board of Directors, and in August Mr. Proulx was elected as the Company's President and Chief Executive Officer.

In July, we announced the return of our license of the anti-HIV compound internally designated ZX-0851 to the Oklahoma Medical Research Foundation
(OMRF). It was determined that the development of ZX-0851 would require a longer development cycle than originally planned. OMRF agreed, in return for the license and other consideration, to reimburse the Company for its license fee and certain other expenses related to the compound (through reduction of scheduled future payments on a license note payable to OMRF).

In October, we reported that earnings for fiscal year 1999 would be restated (approximately $611,000) to reflect the costs of reworking existing inventory as a result of a product improvement which reduced the amount of time required to obtain an accurate influenza diagnosis using ZstatFlu from 30 minutes to 20 minutes.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to market ZstatFlu through direct marketing to the point of care, acute care and hospital markets. Product development expenses will be focused toward further improvement to ZstatFlu.

We believe we have adequate cash and marketable securities available for sale to fund the planned operations at least through December 31, 2000, due in part to implemented cost reductions in the current fiscal year. We believe the introduction of influenza therapeutics by other pharmaceutical companies will enhance the sales of ZstatFlu for the fiscal 2000 influenza season, however, if sales do not exceed prior year's sales we will likely require additional working capital to sustain operations beyond calendar 2000.

RESULTS OF OPERATIONS

NET LOSS

For the three months ended September 30, 1998 and 1999, we recognized a net loss of $1.4 million and $1.7 million, respectively. Net loss applicable to common stock for the three months ended September 30, 1998 and 1999 was $.21 and $.26 per basic and diluted share, respectively. In fiscal 2000 revenues from the sale of ZstatFlu are expected to be generated primarily during the second and third fiscal year quarters, which coincide with the influenza season. The increase in net loss compared to prior years net loss is due primarily to an increase in general and administrative and product development expenses of $.6 million, offset by a reduction in sales and marketing expenses of $.4 million, as discussed below.

PRODUCT SALES

For the three months ended September 30, 1999, the Company recognized only marginal revenues from sales of ZstatFlu. This is consistent with prior years sales as most of our revenue is generated during the second and third fiscal year quarters, which co-inside with influenza season. We expect increased sales in the second and third quarters of fiscal year 2000 due to increased usage by physicians and expansion of our national influenza surveillance program. In addition, distributors have been added that increase the product distribution channels to the hospital and laboratory markets.

RESEARCH AND DEVELOPMENT

Research and development spending for the three months ended September 30, 1999, totaled $.3 million, which represents an increase of 18% from the three months ended September 30, 1998. The increase was primarily due to an increase in expenses attributable to the Company's programs to improve diagnostic products.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.3 million for the three months ended September 30, 1999, compared to costs totaling $.2 million for the three months ended September 30, 1998. This 81% increase is due primarily to increased contract labor and rent expense.

SALES AND MARKETING

Sales and marketing expenses totaled $.3 million for the three months ended September 30, 1999. This expenditure represents a 58% decrease from $.7 million for the three months ended September 30, 1998. This decrease is due to decreased personnel expense related to employee terminations effected in June 1999 and elimination of costs related to a contract sales organization leased in fiscal year 1999.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.9 million for the three months ended September 30, 1999, representing a 94% increase from $.5 million for the three months ended September 30, 1998. The increase was principally due to severance and other compensation expense totaling $.3 million related to an executive services agreement for the Company's prior chief executive officer. In addition, a provision of $.1 million was recorded for uncollectible accounts receivable and possible product returns of the ZstatFlu 30 minute version.

OTHER INCOME (EXPENSE)

Interest and dividend income totaled $.1 million for the three months ended September 30, 1999, compared to $.2 million for the three months ended September 30, 1998. This 50% decrease resulted from earnings on cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at September 30, 1999, was $7.8 million, as compared to $9.6 million at June 30, 1999. The decrease in working capital is principally due to losses from operating activities during the three months ended September 30, 1999.

We believe that additional financing may be required to meet the planned operating needs beyond calendar year 2000 if significant positive cash flows are not generated from sales of ZstatFlu during calendar 2000. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, we anticipate pursing various financing alternatives such as collaborative arrangement and additional public offering or private placements of our securities. If such alternatives are not available, we may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of our potential products under development or to license third parties to commercialize products or technologies that we would otherwise seek to develop or commercialize in-house.

The Company has a promissory note outstanding relating to a license of intellectual property from OMRF. The note had an initial principal amount of $.4 million bearing interest at 8% per year. The initial obligation required quarterly principal payments of $25,000 plus interest per quarter until the license note was repaid. In July, 1999, we reached an agreement in principle with OMRF to reduce the outstanding balance to reflect OMRF's reimbursement of the license fee and other specific expenses related to the return of ZX-0851 and re-amortize the remaining face amount of the note totaling $215,258 over the same term and interest rate as the original note. The new terms will require fully amortized quarterly principal and interest payments beginning November 15, 1999 of $16,753 and continuing thereafter until the note is repaid in full.

Future manufacturing expenses for the Company's diagnostic products will depend on market acceptance. Currently, the Company has sufficient raw materials and finished goods inventory to supply anticipated sales for the 1999/2000 North American influenza season.

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

Our plan to resolve the Year 2000 issue has involved the following four phases: assessment, remediation, testing, and implementation. To date we have completed 100% of its assessment of all systems (IT and non-IT) that could be significantly affected by the Year 2000. We are currently implementing a new integrated accounting and financial reporting system which is Year 2000 compliant. This implementation is expected to be completed by November 30, 1999. We have determined that our primary product line will not require remediation to be Year 2000 compliant. Accordingly, we believe that Year 2000 does not present a material exposure as it relates to our products.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

We currently have no system interfaces directly with our significant third-party vendors. We have queried our significant suppliers and subcontractors that do not share information systems with us (external agents). To date, we have gathered information from our external agents and are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. Further, the responses received to date from third parties have not identified a material non-compliance issue that would require action by the Company. However, we have no means of ensuring that external agent will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

We have and will utilize both internal and external resources to reprogram, or replace, test, and implement any software and operating equipment for Year 2000 modifications. Due to our growth, scale up of product manufacturing and increased accounting transactions since inception, the accounting software was replaced in fiscal year 1999. Accordingly, the costs of the accounting software were capitalized. The total cost to replace the accounting software and determine the Year 2000 projects effect on operating equipment was less than $100,000. Management believes we have an effective program in place to resolve the Year 2000 issue.

We anticipate maintaining a sufficient inventory of raw material and packaged, salable product at the company and a number of distributors, adequate to overcome in a reasonable period of time, any Year 2000 difficulty encountered by our raw material manufacturer with respect to production for the 2000-2001 influenza season. We believe that we will have adequate time to address our third-party suppliers' and distributors' Year 2000 issues in advance of the 2000-2001 influenza season.

FACTORS AFFECTING OPERATIONS

The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

HISTORY OF OPERATING LOSSES; WORKING CAPITAL NEEDS

For fiscal 1998 and fiscal 1999, we incurred net losses of $4.6 million and $8.6 million respectively. For the three months ended September 30, 1999, we incurred a net loss of $1.7 million. As of September 30, 1999, our working capital was $7.8 million. We believe that our existing working capital will meet our needs for at least the next 15 months and we have implemented cost reductions in an effort to preserve our working capital. In fiscal 2000, we expect a significant reduction in research and development and product development costs due, in part, to a reduction in employees in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. We anticipate that the remaining resources will be dedicated to the enhancement of the ZstatFlu diagnostic product.

We will examine the feasibility of our therapeutic research program once sales results of our fiscal 2000 influenza season have been determined. We believe the introduction of influenza therapeutics by other pharmaceutical companies will enhance the sales of ZstatFlu for the fiscal 2000 influenza season; however, if sales do not significantly exceed the prior year sales of $.5 million we will likely require additional working capital to sustain operations beyond December 31, 2000. If at that time additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2000 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

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

NO ASSURANCE OF MARKET ACCEPTANCE

We cannot assure that ZstatFlu or our other diagnostic products will achieve market acceptance during the next influenza season, which is not expected to commence until the second or third quarter of fiscal 2000. During the 1998-1999 influenza season we had limited success in realizing sales of that product, due principally to the lack of therapeutic products to treat influenza. In addition, there can be no assurance that any of our other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances of companion therapeutic products, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies and products. We cannot assure we will be able to successfully market our potential products even if such products perform successfully in clinical trials. Furthermore, we cannot assure that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by ZymeTx.

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

NO MANUFACTURING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS

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

LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY

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

GOVERNMENT REGULATION

Regulation by Federal, state, local and foreign governmental authorities of our research and development activities, as well as the use and sale of our products at such time as they are commercially viable, is currently, and is expected to remain, significant. The introduction of our products is governed by strict FDA rules and regulations. Our diagnostic products are governed by FDA 510(k) application requiring a clinical trial that compares our products to a certain standard or to a prior cleared methodology. The testing, manufacturing, labeling, distribution, marketing and advertising of therapeutic products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. Our therapeutic compounds will require substantial clinical trials and FDA review as new drugs and such products are in the discovery stage of development, requiring significant further research, development, clinical testing and regulatory clearances. Due to the extended testing and regulatory review process required for therapeutic products before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. A delay in obtaining or failure to obtain such approvals could have a material adverse effect on our business and results of operations. ZymeTx and its third-party manufacturers are subject to Good Manufacturing Practices ("GMP") regulations promulgated by the FDA. The FDA will also inspect our manufacturing facilities and the facilities of our third-party manufacturers on a routine basis for regulatory compliance with GMP regulations. Although our employees have experience with GMP protocols, there can be no assurance that we or our third-party manufacturers can satisfy these requirements. We would not be allowed to manufacture our approved or cleared products in the event such GMP protocols could not be met.

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

UNCERTAINTIES RELATING TO CLINICAL TRIALS

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

PART II. OTHER INFORMATION

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

         Since the filing of the Company's Form 10-KSB for fiscal year 1999, proceeds were used by the Registrant for each of the purposes indicated below:

                                              Direct or indirect payments to
                                              directors, officers, general
                                              partners of the Registrant or
                                              their associates; to persons
                                              owning ten percent or more of             Direct or
                                              any class of equity securities            indirect
                                              of the issuer; and to affiliates         payments to
                                              of the Registrant                          others
                                              --------------------------------        ------------
Temporary investments                                   $ --                          $ 5,708,000
Inventory                                                                               3,489,000
Equipment and Furniture                                                                   996,000
Operating expenses                                                                      8,144,000

Item 6. Exhibits and Reports on Form 8-K:

        a.       Exhibits:

                 27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form l0-QSB submitted to the Securities and Exchange Commission).

        b.       Reports on Form 8-K: None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ZYMETX, INC., a Delaware Corporation
                                           (Registrant)


                                            /s/ G. Carl Gibson
                                            -----------------------------------
                                            G. Carl Gibson
                                            Principal Financial and Accounting
                                            Officer


Date: November 15, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 27.1       Financial Data Schedule. (Exhibit 27 is submitted as
            an exhibit only in the electronic format of this
            Quarterly Report on Form l0-QSB submitted to the
            Securities and Exchange Commission).