Form 10QSB
period 1999-12-31
ZYMETX INC
filed 2000-02-14
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  6,758,779 shares of common stock, $.001 par value, issued and outstanding at
                                February 3, 2000


Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                  ZYMETX, INC.
                                  FORM 10-QSB
                                     INDEX


PART I - FINANCIAL INFORMATION                                                     Page

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - June 30, 1999 and December 31, 1999 ....................  2

          Statements of Operations - Three Months and Six Months Ended December 31,
          1998 and 1999 and Cumulative from Inception to December 31, 1999 ........  3

          Statements of Cash Flows -  Six Months Ended December 31,
          1998 and 1999 and Cumulative from Inception to December 31, 1999 ........  4

          Notes to Financial Statements ...........................................  5

Item 2.   Management's Discussion and Analysis or Plan of Operations ..............  8

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ............................... 17

Item 6.   Exhibits and Reports on Form 8-K ........................................ 17

SIGNATURES ........................................................................ 18

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                 (Information at December 31, 1999 is unaudited)

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1999            1999
                                                                                  ------------    ------------
Current assets:
   Cash and cash equivalents                                                      $     10,565    $  1,454,524
   Marketable securities, available-for-sale                                         8,735,430       4,248,170
   Accounts receivable, net                                                            192,038         571,886
   Inventory                                                                         1,500,000       1,831,334
   Prepaid expenses and other                                                           46,563         327,207
                                                                                  ------------    ------------
Total current assets                                                                10,484,596       8,433,121

Inventory not expected to be realized within one year                                1,789,931       1,512,721
Property, equipment and leasehold improvements, net                                    673,934         642,620
Proprietary technology and other intangibles, net                                       77,220          67,320
                                                                                  ------------    ------------
Total assets                                                                      $ 13,025,681    $ 10,655,782
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    435,178    $    578,449
   Accrued salaries, wages and benefits                                                225,065         220,102
   Accrued sales returns                                                                66,164          23,199
   Taxes payable and other                                                              52,261         152,561
   Current portion of note payable to stockholder                                      100,000          52,330
                                                                                  ------------    ------------
Total current liabilities                                                              878,668       1,026,641

Long term obligations--
   Note payable to stockholder due after one year                                      227,390         112,389
   Deferred lease rentals                                                              241,173         310,904

Stockholders' equity:
   Preferred stock $.001 par value; 12,000,000 shares authorized (none issued
     or outstanding at June 30, 1999 or December 31, 1999)                                  --              --
   Common stock $.001 par value; 30,000,000 shares authorized (6,692,572 shares and 6,754,695 issued and outstanding at June 30, 1999 and December 31,
     1999, respectively)                                                                 6,693           6,754
   Additional paid-in capital                                                       33,557,761      33,931,813
   Deficit accumulated during the development stage                                (21,893,966)    (24,731,394)
   Unrealized holding gains (losses) on marketable securities available for
     sale                                                                                7,962          (1,325)
                                                                                  ------------    ------------
Total stockholders' equity                                                          11,678,450       9,205,848
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $ 13,025,681    $ 10,655,782
                                                                                  ============    ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                           CUMULATIVE
                                                                                                              FROM
                                               THREE MONTHS ENDED              SIX MONTHS ENDED           INCEPTION TO
                                                  DECEMBER 31,                    DECEMBER 31,            DECEMBER 31,
                                              1998            1999            1998            1999            1999
                                          ------------    ------------    ------------    ------------    ------------
Revenues:
   Sales, net                             $    143,623    $    794,055    $    148,373    $    803,828    $  1,425,251
   Other                                            --              --              --              --           1,303
                                          ------------    ------------    ------------    ------------    ------------
Total revenues                                 143,623         794,055         148,373         803,828       1,426,554
   Cost of sales                                94,398         419,195          94,547         421,651         716,585
                                          ------------    ------------    ------------    ------------    ------------
Gross Profit                                    49,225         374,860          53,826         382,177         709,969

Operating expenses:
   Research and development (net of
     research and development grants
     in 1999)                                  332,333         195,136         611,070         525,020       4,378,332
   Product development                         216,212         191,190         379,767         488,033       3,672,498
   Inventory write-down                             --              --              --              --       1,341,761
   Sales and marketing                       1,153,055         590,351       1,892,611         899,091       5,250,552
   Acquired (returned) technology  from
     (to) OMRF                                      --        (150,000)             --        (150,000)        958,505
   General and administrative                  506,770         735,698         978,338       1,649,628       5,769,568
                                          ------------    ------------    ------------    ------------    ------------
Total operating expenses                     2,208,370       1,562,375       3,861,786       3,411,772      21,371,216
                                          ------------    ------------    ------------    ------------    ------------
Loss from operations                        (2,159,145)     (1,187,515)     (3,807,960)     (3,029,595)    (20,661,247)

Other income (expense):
   Interest and dividend income                194,177          89,018         439,867         211,011       1,840,863
   Interest expense                            (16,507)         (3,041)        (32,627)        (18,844)       (214,746)
                                          ------------    ------------    ------------    ------------    ------------
Total other income                             177,670          85,977         407,240         192,167       1,626,117
                                          ------------    ------------    ------------    ------------    ------------
Net loss                                    (1,981,475)     (1,101,538)     (3,400,720)     (2,837,428)    (19,035,130)

Preferred stock dividend--Series B                  --              --              --              --          11,815
Preferred stock dividend--Series C                  --              --              --              --       5,684,449
                                          ------------    ------------    ------------    ------------    ------------

Net loss applicable to common stock       $ (1,981,475)   $ (1,101,538)   $ (3,400,720)   $ (2,837,428)   $(24,731,394)
                                          ============    ============    ============    ============    ============

Basic and diluted net loss per common
   share                                  $       (.30)   $       (.16)   $       (.51)   $       (.42)   $      (8.14)
                                          ============    ============    ============    ============    ============

Weighted average common shares
   outstanding                               6,655,380       6,702,785       6,646,130       6,699,279       3,038,168
                                          ============    ============    ============    ============    ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   CUMULATIVE
                                                                                                      FROM
                                                                        SIX MONTHS ENDED          INCEPTION TO
                                                                           DECEMBER 31,           DECEMBER 31,
                                                                       1998           1999            1999
                                                                  ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $ (3,400,720)   $ (2,837,428)   $(19,035,130)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                      78,681          94,617         432,898
     Provision for doubtful accounts and sales returns                      --          87,365          87,365
     Inventory write-down                                                   --              --       1,341,761
     Acquired (returned) technology and patent costs from (to)
       OMRF                                                                 --        (160,110)        176,312
     Accretion of interest                                              15,627           9,885         157,618
     Awards of stock or stock warrants                                      --         171,100         171,100
     Deferred lease rentals                                             67,992          69,730         310,903
     Changes in operating assets and liabilities:
       Accounts receivable                                            (223,422)       (460,178)       (652,216)
       Interest receivable on marketable securities                    233,693          72,130         (70,238)
       Prepaid expenses and other                                      (92,392)        (94,744)       (142,489)
       Inventory                                                    (1,955,233)        (54,124)     (4,619,528)
       Accounts payable                                               (219,867)        143,271         578,449
       Accrued salaries, benefits and other                            (53,900)         (4,963)         (4,963)
       Other liabilities                                               108,870          50,301         381,976
                                                                  ------------    ------------    ------------
Total adjustments                                                   (2,039,951)        (75,720)     (1,851,052)
                                                                  ------------    ------------    ------------
Net cash used by operating activities                               (5,440,671)     (2,913,148)    (20,886,182)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                  (12,633,911)     (7,634,315)    (49,416,480)
Proceeds from maturities of marketable securities                   17,910,123      12,040,159      45,237,224
Purchase of property, equipment and leasehold improvements            (110,372)        (53,403)     (1,005,417)
Purchase of inventory, proprietary technology and other
   intangibles                                                              --              --        (202,917)
                                                                  ------------    ------------    ------------
Net cash provided (used) by investing activities                     5,165,840       4,352,441      (5,387,590)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                     --              --         392,510
Payments on notes payable                                                   --         (12,447)       (348,718)
Purchase of fractional shares of preferred stock                            --              --            (405)
Proceeds from issuance of common and preferred stock, net of
   offering costs                                                           --              --      27,591,572
Exercise of employee stock options                                      18,500           5,000          72,250
Stock purchased through employee stock purchase plan                        --          12,113          21,087
                                                                  ------------    ------------    ------------
Net cash provided by financing activities                               18,500           4,666      27,728,296
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                       (256,331)      1,443,959       1,454,524

Cash and cash equivalents at beginning of period                     2,112,552          10,565              --
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period                        $  1,856,221    $  1,454,524    $  1,454,524
                                                                  ============    ============    ============


See accompanying notes to financial statements.

                                  ZYMETX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999



NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ZymeTx, Inc. (the "Company" or "ZymeTx") is a development stage biotechnology company engaged in the discovery, development and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

o    develop diagnostic and therapeutic products for a range of viral diseases;
     and

o earn revenues from marketing diagnostic products, continue our diagnostic research and development program and sustain a comprehensive viral therapeutic research and development program.

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

NOTE 2 - NET LOSS PER SHARE

For the three and six month periods ended December 31, 1999 (and for the cumulative from inception to December 31, 1999), all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At December 31, 1999, there were warrants outstanding for the purchase of an aggregate of 925,847 shares of the Company's common stock exercisable at prices ranging from $2.31 to $12.40 (an average of $5.62 per share) (Note 3). The Company has allocated 1,000,000 shares of common stock for issuance under the

Employees' and Directors' stock option plans, 667,727 of which remain unexercised at December 31, 1999 (an average of $2.25 per share). In the second quarter of fiscal 2000, the Company's Board of Directors amended the employee's stock option plan. The amended plan provides that future options granted will vest 25% immediately, 25% after one year and the final 50% vest after two years. On November 17, 1999, the Board of Directors approved the ZymeTx, Inc. Consultants Stock Option Plan, and a total of 100,000 options are reserved for issuance under the plan, pending approval at the next shareholders meeting. 30,000 of these options were outstanding at December 31, 1999 (Note 3).

For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1999 financial statements filed on Form 10-KSB.

NOTE 3 - STOCK OPTIONS, WARRANTS AND AWARDS

During the fiscal quarter ended December 31, 1999, the Company issued 130,000 warrants and 30,000 Consultant Stock options (collectively, the "Service Awards") to third parties in exchange for certain marketing and administrative services. The Company expensed approximately $62,000 of the fair value related to the Service Awards for services received by the Company and deferred approximately $182,000 of the fair value of the service awards at December 31, 1999. The deferred value of the Service Awards will be amortized to marketing expenses over the term that services are received by the Company. Under the terms of the grants, the Service Awards have a contractual life of 5 years and vest 50% on the date of grant and 50% after one year.

In conjunction with the issuance of the 130,000 warrants described above, the Company entered into an agreement with the provider of marketing services. Under the terms of the contract, the marketer may earn up to $260,000 cash and 160,000 additional warrants with an exercise price of $2.31 based on the number of diagnostic product units sold by the marketer during the contract term. The contract is cancelable by the Company after one year with 90 days notice. As of December 31, 1999, no expense has been recognized associated with this contingent marketing provision of the agreement.

On October 1, 1999, the Board of Directors approved the employment agreement of Norman Proulx, the Company's Chief Executive Officer. A component of the employment agreement included the award of 50,000 common shares of stock and reimbursement of all Federal and state taxes associated with the stock award. The value of the stock award and the related taxes ($198,000) was charged to general and administrative expense in the fiscal quarter ended December 31, 1999. Other terms of the employment agreement include the payment of cash bonuses based on obtaining certain goals established by the Board of Directors, $25,000 of which was recognized in the three month period ended December 31, 1999.



NOTE 4 - NOTE PAYABLE TO STOCKHOLDER



In the three months ended December 31, 1999, the Company returned certain technology to OMRF. In exchange for the returned technology, OMRF reduced the outstanding principal balance of the note payable from the Company. The reduction in the outstanding note payable balance was based on the original costs of the in-process technology of $150,000 and certain patent costs incurred since the acquisition.


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three and six month periods ended December 31, 1998 and 1999, are detailed below.

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                          DECEMBER 31,                 DECEMBER 31,
                                      1998           1999           1998          1999
                                  -----------    -----------    -----------    -----------
Net loss                          $(1,981,475)   $(1,101,538)   $(3,400,720)   $(2,837,429)
Unrealized gains on investments
  available for sale                  (33,701)       (11,329)        (2,571)        (9,287)
                                  -----------    -----------    -----------    -----------
Comprehensive loss                $(2,015,176)   $(1,112,867)   $(3,403,291)   $(2,846,716)
                                  ===========    ===========    ===========    ===========



NOTE 6 - COMMITMENTS

In September 1999, the Company amended its lease agreement related to its office space. As a result of the amendment, the Company was released from the rental liability related to approximately 10,000 square feet over the remaining lease term. In connection with this amendment, the Company expensed a total of $78,267 in the three months ended September 30, 1999.

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

OVERVIEW

ZymeTx, Inc. is a development stage biotechnology company engaged in the discovery, development and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

o    develop diagnostic and therapeutic products for a range of viral diseases;
     and

o earn revenues from marketing diagnostic products, continue our diagnostic research and development program and sustain a comprehensive viral therapeutic research and development program.

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

The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B (point of care diagnostic ZstatFlu) respiratory syncytial virus (commonly called RSV), parainfluenza (laboratory diagnostic ViraStat) and adenovirus. There are three genera of influenza virus, A, B, and C; A and B are most common to humans, while C rarely causes significant infection. RSV infects humans, usually children, which is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

CURRENT EVENTS

In October 1999, we reported a product improvement which reduced the amount of time required to obtain an accurate influenza diagnosis using ZstatFlu from 30 minutes to 20 minutes.

In November 1999 the following items were reported:

     o The National Flu Surveillance Network enrolled more than 500 surveillance sites, including more than 1,965 participating physicians.

     o The Company had signed a strategic marketing agreement with The Alpha Group for a targeted sales initiative for ZstatFlu.

     o The Company reported a new version of the National Flu Surveillance Network's www.fluwatch.com online flu reporting and information service, which now enables NFSN to identify flu by zip codes in major cities.

     o The Company announced that product shipments of ZstatFlu are ahead of last year's pace, exceeding 40,000 units, the majority of which have been shipped directly to end users.

In January 2000, we reported that fiscal year-to-date revenues had exceeded $1 million due to the rapid growth in sales of ZstatFlu.

PLAN OF OPERATIONS

Our plan of operations for the current year is to market ZstatFlu to the point of care, acute care and hospital markets. Product development expenses will be focused toward further improvement to ZstatFlu.

We believe we have adequate cash and marketable securities available for sale to fund the planned operations at least through December 31, 2000, due in part to implemented cost reductions in the current fiscal year. We believe that the introduction of influenza therapeutics by other pharmaceutical companies have enhanced our prospect for increased sales of ZstatFlu for the fiscal 2000 influenza season. However, if sales for the third quarter of fiscal 2000 are not significantly greater than second quarter sales, we will likely require additional working capital to sustain operations beyond calendar 2000.

RESULTS OF OPERATIONS

NET LOSS

For the three and six months ended December 31, 1999, we recognized a net loss of $1.1 million and $2.8 million, respectively. Net loss applicable to common stock for the three and six months ended December 31, 1999 was $.16 and $.42 per basic and diluted share, respectively. Sales of ZstatFlu have increased substantially during the second quarter, which coincides with the onset of the influenza season. The decrease in net loss compared to the prior year's net loss is due primarily to increased sales and a reduction in expenses as discussed below.

PRODUCT SALES

For the three and six months ended December 31, 1999, we recognized significantly increased revenues from sales of our primary diagnostic product as compared to the prior three months and six months ended December 31, 1998. This increase is attributed to increased usage of ZstatFlu by physicians and expansion of our national influenza surveillance program as well as the complementary introduction of influenza therapeutics.

RESEARCH AND DEVELOPMENT

Research and development spending for the three and six months ended December 31, 1999, totaled $.2 million and $.5 million, respectively. This represents a decrease of 42% and 14% respectively from the three and six months ended December 31, 1998, due primarily to decreased contract research costs and the reimbursement of research expenditures of $89,640 during the three months ended December 31, 1999 from the Oklahoma Center for the Advancement of Science and Technology.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.2 million and $.5 million for the three and six months ended December 31, 1999, respectively. This represents a 12% decrease and a 29% increase respectively from the three and six months ended December 31, 1998. The six-month increase is due primarily to contract labor costs.

SALES AND MARKETING

Sales and marketing expenses totaled $.6 million and $.9 million for the three and six months ended December 31, 1999. These expenditures represent a 49% and 53% decrease respectively from the three and six months ended December 31, 1998. This decrease is due to the elimination of costs related to a contract sales organization leased in fiscal year 1999 as well as reduced advertising costs, partially offset by costs (cash and non-cash) of employing a contract marketing company.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.7 million and $1.6 million for the three and six months ended December 31, 1999, which represents a 46% and 69% increase respectively from the three and six months ended December 31, 1998. The increase was principally due to severance and other compensation expense totaling $.3 million related to an executive services agreement for the Company's former Chief Executive Officer entered into in the first quarter of fiscal 2000. In addition, salary expense increased in the second quarter of fiscal 2000 due to a stock award totaling $.2 million granted to the Company's current Chief Executive Officer.

OTHER INCOME (EXPENSE)

Interest and dividend income totaled $.1 million and $.2 million respectively for the three and six months ended December 31, 1999, compared to $.2 million and $.4 million for the three and six months ended December 31, 1998. This 50% decrease resulted from reduced earnings on cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at December 31, 1999, was $7.4 million, as compared to $9.6 million at June 30, 1999. The decrease in working capital is principally due to losses from operating activities during the six months ended December 31, 1999.

We believe that additional financing may be required to meet the planned operating needs beyond calendar year 2000 if significant positive cash flows are not generated from sales of diagnostic products during calendar 2000. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, we anticipate pursuing various financing alternatives such as collaborative arrangements and a secondary public offering or private placements of our securities. If such alternatives are not available, we may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of our potential products under development or to license third parties to commercialize products or technologies that we would otherwise seek to develop or commercialize in-house.

The Company has a promissory note outstanding relating to a license of intellectual property from OMRF. The note had an initial principal amount of $.4 million bearing interest at 8% per year. In July, 1999, we reached an agreement with OMRF to reduce the outstanding balance to reflect OMRF's reimbursement of the license fee and other specific expenses related to the return of a technology license and re-amortize the remaining face amount of the note totaling $215,258 over the same term and interest rate as the original note (see
Note 4 - Note Payable to Stockholder). The new terms require quarterly principal and interest payments, which began November 15, 1999, of $16,753 and continuing thereafter until the note is repaid in full.

Future manufacturing expenses for the Company's diagnostic products will depend on market acceptance of such products. Currently, the Company has sufficient raw materials and finished goods inventory to supply anticipated sales for the 1999/2000 North American influenza season.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS (NON-IT)

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have data-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has not experienced any significant problems related to the Year 2000 issue and we continue to assess our software and hardware systems to evaluate if they are properly utilizing dates beyond December 31, 1999. In addition, we believe that the Year 2000 does not present a material exposure as it relates to our products.

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

FACTORS AFFECTING OPERATIONS

The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

HISTORY OF OPERATING LOSSES; WORKING CAPITAL NEEDS
For fiscal 1998 and fiscal 1999, we incurred net losses of $4.6 million and $8.6 million respectively. For the six months ended December 31, 1999, we incurred a net loss of $2.8 million. As of December 31, 1999, our working capital was $7.4 million. We believe that our existing working capital will meet our needs for at least the next 12 months and we have implemented cost reductions in an effort to preserve our working capital. We anticipate that the remaining resources will be dedicated to the enhancement of the ZstatFlu diagnostic product.

We will examine the feasibility of our therapeutic research program once sales results of our fiscal 2000 influenza season have been determined. We believe the introduction of influenza therapeutics by other pharmaceutical companies have enhanced and will continue to enhance the sales of ZstatFlu for the fiscal 2000 influenza season. However, if fiscal 2000 third quarter sales are not significantly greater than second quarter sales we will likely require additional working capital to sustain operations beyond December 31, 2000. If at that time additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2000 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

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

NO ASSURANCE OF MARKET ACCEPTANCE
Although we have recognized substantial sales of ZstatFlu during this fiscal year, we cannot assure that ZstatFlu or our other diagnostic products will achieve market acceptance during this influenza season, which commenced during the second quarter of fiscal 2000. During the 1998-1999 influenza season we had limited success in realizing sales of that product, due principally to the lack of therapeutic products to treat influenza. In addition, there can be no assurance that any of our other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances of companion therapeutic products, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies and products. We cannot assure we will be able to successfully market our potential products even if such products perform successfully in clinical trials. Furthermore, we cannot assure that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by ZymeTx.

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

NO MANUFACTURING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS
We have limited experience in product manufacturing and currently have no internal facility capable of manufacturing products on the scale necessary for adequate market penetration. Because we do not currently have a manufacturing facility, we have engaged third-party manufacturers to produce finished units of ZstatFlu. Delays by third-party manufacturers in delivering finished products in time for future influenza seasons could have a material adverse effect on ZymeTx.

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

GOVERNMENT REGULATION
Regulation by Federal, state, local and foreign governmental authorities of our research and development activities, as well as the use and sale of our products at such time as they are commercially viable, is currently, and is expected to remain, significant. The introduction of our products is governed by strict FDA rules and regulations. Our diagnostic products are governed by FDA 510(k) application requiring a clinical trial that compares our products to a certain standard or to a prior cleared methodology. The testing, manufacturing, labeling, distribution, marketing and advertising of therapeutic products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. Our therapeutic compounds will require substantial clinical trials and FDA review as new drugs and such products are in the discovery stage of development, requiring significant further research, development, clinical testing and regulatory clearances. Due to the extended testing and regulatory review process required for therapeutic products before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. A delay in obtaining or failure to obtain such approvals could have a material adverse effect on our business and results of operations. ZymeTx and its third-party manufacturers are subject to Good Manufacturing Practices (GMP) regulations promulgated by the FDA. The FDA will also inspect our manufacturing facilities and the facilities of our third-party manufacturers on a routine basis for regulatory compliance with GMP regulations. Although our employees have experience with GMP protocols, there can be no assurance that we or our third-party manufacturers can satisfy these requirements. We would not be allowed to manufacture our approved or cleared products in the event such GMP protocols could not be met.

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

UNCERTAINTIES RELATING TO CLINICAL TRIALS
We must demonstrate through preclinical studies and clinical trials that our proposed products are safe and effective for use in each target indication before we can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming. The rate of completion of clinical trials for either diagnostic or therapeutic products is dependent upon, among other factors, the rate of enrollment of patients. Failure to enroll an adequate number of clinical patients during the appropriate season could cause significant delays and increased costs. The cost to conduct human clinical trials for any potential product can vary dramatically based on a number of factors, including whether the product is a diagnostic or a therapeutic product, the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners.

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

     Since the filing of the Company's Form 10-KSB for fiscal year 1999, such proceeds were used by the Registrant for each of the purposes indicated below:

                           Direct or indirect payments to
                           directors, officers, general
                           partners of the Registrant or
                           their associates; to persons
                           owning ten percent or more of
                           any class of equity securities        Direct or
                           of the issuer; and to affiliates       indirect
                           and to affiliates of the             payments to
                           Registrant                              others
                           -------------------------------------------------
Temporary investments             $-                             $4,248,000
Inventory                                                         3,344,000
Equipment and Furniture                                           1,005,000
Operating expenses                                                9,740,000


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


                                     ZYMETX, INC., a Delaware Corporation
                                     -------------------------------------------
                                     (Registrant)


                                     /s/ G. Carl Gibson
                                     -------------------------------------------
                                     G. Carl Gibson
                                     Principal Financial and Accounting Officer


Date: February 14, 2000

                               INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------
27.1           Financial Data Schedule