Form 10-Q
period 2000-03-31
ZYMETX INC
filed 2000-05-12
CIK 921439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  6,835,175 shares of common stock, $.001 par value, issued and outstanding at
                                 April 5, 2000


Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                                  ZYMETX, INC.
                                  FORM 10-QSB
                                     INDEX


                                                                                                          Page
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Balance Sheets - June 30, 1999 and March 31, 2000..............................................   2

           Statements of Operations - Three Months and Nine Months Ended March 31,

           1999 and 2000 and Cumulative from Inception to March 31, 2000..................................   3

           Statements of Cash Flows -  Nine Months Ended March 31,

           1999 and 2000 and Cumulative from Inception to March 31, 2000..................................   4

           Notes to Financial Statements..................................................................   5

Item 2.    Management's Discussion and Analysis or Plan of Operations.....................................   8


PART II  - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds......................................................  17

Item 6.    Exhibits and Reports on Form 8-K...............................................................  17

SIGNATURES................................................................................................  18

                                 ZymeTx, Inc.
                         (A Development Stage Company)
                                Balance Sheets
                 (Information at March 31, 2000 is unaudited)


                                                                                      JUNE 30,         MARCH 31,
                                                                                        1999              2000
                                                                                    ------------      ------------
Current assets:
   Cash and cash equivalents                                                        $     10,565      $  2,871,178
   Marketable securities, available-for-sale                                           8,735,430         1,993,116
   Accounts receivable, net                                                              192,038           212,602
   Inventory                                                                           1,500,000         1,840,767
   Prepaid expenses and other                                                             46,563           264,223
                                                                                    ------------      ------------
Total current assets                                                                  10,484,596         7,181,886
Inventory not expected to be realized within one year                                  1,789,931         1,622,636
Property, equipment and leasehold improvements, net                                      673,934           602,442
Proprietary technology and other intangibles, net                                         77,220            62,370
                                                                                    ------------      ------------
Total assets                                                                        $ 13,025,681      $  9,469,334
                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    435,178      $    409,253
   Accrued salaries, wages and benefits                                                  225,065           186,738
   Accrued sales returns                                                                  66,164            23,199
   Taxes payable and other                                                                52,261           169,846
   Current portion of note payable to stockholder                                        100,000            53,376
                                                                                    ------------      ------------
Total current liabilities                                                                878,668           842,412
Long term obligations--
   Note payable to stockholder due after one year                                        227,390           103,627
   Deferred lease rentals                                                                241,173           311,179
Stockholders' equity:
   Preferred stock $.001 par value; 12,000,000 shares authorized (none issued
     or outstanding at June 30, 1999 or March 31, 2000)                                       --                --
   Common stock $.001 par value; 30,000,000 shares authorized (6,692,572 shares and 6,827,862 issued and outstanding at June 30, 1999 and March 31, 2000,
     respectively)                                                                         6,693             6,828
   Additional paid-in capital                                                         33,557,761        34,163,758
   Deficit accumulated during the development stage                                  (21,893,966)      (25,961,806)
   Unrealized holding gains on marketable securities available for sale                    7,962             3,336
                                                                                    ------------      ------------
Total stockholders' equity                                                            11,678,450         8,212,116
                                                                                    ------------      ------------
Total liabilities and stockholders' equity                                          $ 13,025,681      $  9,469,334
                                                                                    ============      ============


See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                                           CUMULATIVE
                                                                                                              FROM
                                              THREE MONTHS ENDED               NINE MONTHS ENDED          INCEPTION TO
                                                    MARCH 31,                      MARCH 31,                MARCH 31,
                                             1999             2000            1999            2000            2000
                                          ------------    ------------    ------------    ------------    ------------
Revenues:
   Sales, net                             $    278,579    $    441,135    $    426,952    $  1,244,963    $  1,866,386
   Other                                            --              --              --              --           1,303
                                          ------------    ------------    ------------    ------------    ------------
Total revenues                                 278,579         441,135         426,952       1,244,963       1,867,689
   Cost of sales                               148,054         205,565         242,601         627,217         922,150
                                          ------------    ------------    ------------    ------------    ------------
Gross Profit                                   130,525         235,570         184,351         617,746         945,539

Operating expenses:
   Research and development (net of
     research and development grants in
     2000)                                     375,529         347,563         986,599         872,583       4,725,895
   Product development                         511,388         174,026         891,155         662,059       3,846,524
   Inventory write-down                        730,761              --         730,761              --       1,341,761
   Sales and marketing                         864,770         542,977       2,757,381       1,442,068       5,793,529
   Acquired (returned) technology from
     (to) OMRF                                      --              --              --        (150,000)        958,505
   General and administrative                  475,947         460,414       1,454,285       2,110,042       6,229,983
                                          ------------    ------------    ------------    ------------    ------------
Total operating expenses                     2,958,395       1,524,980       6,820,181       4,936,752      22,896,197
                                          ------------    ------------    ------------    ------------    ------------
Loss from operations                        (2,827,870)     (1,289,410)     (6,635,830)     (4,319,006)    (21,950,658)

Other income (expense):
   Interest and dividend income                149,411          67,952         589,278         278,963       1,908,815
   Interest expense                            (16,914)         (8,953)        (49,541)        (27,797)       (223,699)
                                          ------------    ------------    ------------    ------------    ------------
Total other income                             132,497          58,999         539,737         251,166       1,685,116
                                          ------------    ------------    ------------    ------------    ------------
Net loss                                    (2,695,373)     (1,230,411)     (6,096,093)     (4,067,840)    (20,265,542)
Preferred stock dividend--Series B                  --              --              --              --          11,815
Preferred stock dividend--Series C                  --              --              --              --       5,684,449
                                          ------------    ------------    ------------    ------------    ------------


Net loss applicable to common stock       $ (2,695,373)   $ (1,230,411)   $ (6,096,093)   $ (4,067,840)   $(25,961,806)
                                          ============    ============    ============    ============    ============
Basic and diluted net loss per common
   share                                  $       (.40)   $       (.18)   $       (.92)   $       (.60)   $      (8.14)
                                          ============    ============    ============    ============    ============
Weighted average common shares
   outstanding                               6,679,422       6,775,858       6,657,065       6,724,620       3,190,898
                                          ============    ============    ============    ============    ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                        NINE MONTHS ENDED         INCEPTION TO
                                                                            MARCH 31,               MARCH 31,
                                                                      1999            2000            2000
                                                                  ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $ (6,096,093)   $ (4,067,840)   $(20,265,542)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                     119,089         148,995         487,276
     Provision for doubtful accounts and sales returns                      --         112,365         112,365
     Inventory write-down                                              730,761              --       1,341,761
     Acquired (returned) technology and patent costs from (to)
       OMRF                                                                 --        (160,110)        176,312
     Accretion of interest                                              24,041          14,866         162,599
     Awards of stock or stock warrants                                      --         260,819         260,819
     Deferred lease rentals                                             80,398          70,005         311,178
     Changes in operating assets and liabilities:
       Accounts receivable                                            (294,581)       (132,929)       (324,967)
       Interest receivable on marketable securities                    311,841         130,838         (11,530)
       Prepaid expenses and other                                       57,492          (6,489)        (54,234)
       Inventory                                                    (2,667,500)       (173,472)     (4,738,876)
       Accounts payable                                                 92,558         (25,925)        409,253
       Accrued salaries, benefits and other                            (53,900)        (38,327)        (38,327)
       Other liabilities                                               114,485          74,620         406,295
                                                                  ------------    ------------    ------------
Total adjustments                                                   (1,485,316)        275,256      (1,500,076)
                                                                  ------------    ------------    ------------
Net cash used by operating activities                               (7,581,409)     (3,792,584)    (21,765,618)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                  (18,492,711)     (9,112,565)    (50,894,730)
Proceeds from maturities of marketable securities                   25,179,545      15,719,415      48,916,480
Purchase of property, equipment and leasehold improvements
                                                                      (162,312)        (62,655)     (1,014,669)
Purchase of inventory, proprietary technology and other
   intangibles                                                              --              --        (202,917)
                                                                  ------------    ------------    ------------
Net cash provided (used) by investing activities                     6,524,522       6,544,195      (3,195,836)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                     --              --         392,510
Payments on notes payable                                                   --         (25,143)       (361,414)
Purchase of fractional shares of preferred stock                            --              --            (405)
Proceeds from issuance of common and preferred stock, net of
   offering costs                                                           --              --      27,591,572
Exercise of employee stock options                                      51,000         117,365         184,615
Stock purchased through employee stock purchase plan                        --          16,780          25,754
                                                                  ------------    ------------    ------------
Net cash provided by financing activities                               51,000         109,002      27,832,632
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                     (1,005,887)      2,860,613       2,871,178

Cash and cash equivalents at beginning of period                     2,112,552          10,565              --
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period                        $  1,106,665    $  2,871,178    $  2,871,178
                                                                  ============    ============    ============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000



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

NOTE 2 - NET LOSS PER SHARE

For the three and nine month periods ended March 31, 2000 (and for the cumulative from inception to March 31, 2000), all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At March 31, 2000, there were warrants outstanding for the purchase of an aggregate of 955,925 shares of the Company's common stock exercisable at prices ranging from $2.31 to $12.40 (an average of $5.10 per share) (Note 3). The Company has allocated 1,000,000 shares of common stock for issuance under the

Employees' and Directors' stock option plans, 801,769 of which remain unexercised at March 31, 2000 (exercise prices ranging from $1.00 - $6.00 per share). In the second quarter of fiscal 2000, the Company's Board of Directors amended the employee's stock option plan. The amended plan provides that future options granted will vest 25% immediately, 25% after one year and the final 50% vest after two years. On November 17, 1999, the Board of Directors approved the ZymeTx, Inc. Consultants Stock Option Plan, and a total of 100,000 options are reserved for issuance under the plan, pending approval at the next shareholders meeting. Thirty thousand of these options were outstanding at March 31, 2000 (Note 3).

For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 1999 financial statements filed on Form 10-KSB.

NOTE 3 - STOCK OPTIONS, WARRANTS AND AWARDS

During the nine month period ended March 31, 2000, the Company issued 165,000 warrants and 30,000 Consultant Stock options (collectively, the "Service Awards") to third parties in exchange for certain marketing and administrative services. The Company expensed approximately $112,000 of the fair value related to the Service Awards for services received by the Company during the third quarter (approximately $171,000 expensed for the nine months ended March 31, 2000) and deferred approximately $188,000 of the fair value of the service awards at March 31, 2000. The deferred value of the Service Awards will be amortized to marketing expenses over the term that services are received by the Company. Under the terms of the grants, the Service Awards generally have a contractual life of 5 to 6 years and vest 50% on the date of grant and 50% after one year.

In conjunction with the issuance of the warrants described above, the Company entered into an agreement with the provider of marketing services. Under the terms of the contract, the marketer may earn up to $260,000 cash and 160,000 additional warrants with an exercise price of $2.31 based on the number of diagnostic product units sold by the marketer during the contract term. The contract is cancelable by the Company after one year with 90 days notice. As of March 31, 2000, no expense has been recognized associated with this contingent marketing provision of the agreement as it is not presently probable that such contingent consideration will be earned.

On October 1, 1999, the Board of Directors approved the employment agreement of Norman Proulx, the Company's Chief Executive Officer. A component of the employment agreement included the award of 50,000 common shares of stock and reimbursement of all Federal and state taxes associated with the stock award. The value of the stock award and the related taxes ($198,000) was charged to general and administrative expense in the fiscal quarter ended December 31, 1999. In February 2000, the Board of Directors extended Mr. Proulx's employment agreement through June 2001. Terms of the employment agreement include, among other things, the payment of cash bonuses based on obtaining certain goals established by the Board of Directors, $25,000 of which has been recognized in the nine month period ended March 31, 2000.

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


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three and nine month periods ended March 31, 1999 and 2000, are detailed below.


                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                           MARCH 31,                     MARCH 31,
                                      1999           2000           1999            2000
                                   -----------    -----------    -----------    -----------
Net loss                           $(2,695,373)   $(1,230,411)   $(6,096,093)   $(4,067,840)
Unrealized gains (losses) on
  investments available for sale         8,510          4,661          5,939         (4,626)
                                   -----------    -----------    -----------    -----------
Comprehensive loss                 $(2,686,863)   $(1,125,750)   $(6,090,154)   $(4,072,466)
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

In November 1999, the Company subleased a portion of its office space to a third party. In connection with this sublease which began in February 2000, the Company realized a reduction of net rental expense totaling $16,310. In May 2000, the Company subleased additional space to the same tenant beginning July 2000.

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

The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B (point of care diagnostic ZstatFlu), respiratory syncytial virus (commonly called RSV), parainfluenza (laboratory diagnostic ViraStat) and adenovirus. There are three genera of influenza virus, A, B, and C; A and B are most common to humans, while C rarely causes significant infection. RSV infects humans, usually children, which is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

CURRENT EVENTS

In January 2000, the following items were reported:

   o We announced that RJ Falkner & Company had been retained to develop and implement a pro-active investor relations program.

   o The National Flu Surveillance Network (NFSN) announced it had enrolled more than 800 physician surveillance sites, which encompasses more than 3,600 physicians participating though these sites.

   o We announced that Physician Sales & Service Inc. (PSS), the nation's leading national physician-office medical supply distributor, had entered into an agreement with us to market ZstatFlu in the United States.

   o The NFSN announced that it had collaborated with The Weather Channel(R) website, weather.com, to report influenza outbreaks across the United States via the weather.com site.

   o We reported that fiscal year-to-date revenues had exceeded $1 million, derived from the rapid growth in sales of ZstatFlu

   o We announced the signing of an exclusive distribution agreement which authorized Launch Diagnostics Ltd to sell ZstatFlu in the United Kingdom and the Republic of Ireland.

   o We announced operating results for the second quarter and first half of fiscal year 2000.

In February 2000 the following items were reported:

   o The NFSN reported a significant number of states in the U.S. were continuing to see a strong increase in new influenza cases.

   o The NFSN unveiled a new version of its www.fluwatch.com with the capability of pinpointing and tracking influenza outbreaks on a county-by-county level in every state.

   o We announced that Provider Select, representing over 41,000 physicians across the country, had added ZstatFlu to its nationwide program.

In March 2000 the following items were reported:

   o We announced the signing of an exclusive distribution agreement which authorized Nichirei Corporation to sell ZstatFlu in Japan.

PLAN OF OPERATIONS

Our plan of operations for the current year is to market ZstatFlu to the point of care, acute care and hospital markets. Product development expenses will be focused toward further improvement to ZstatFlu.

We believe we have adequate cash and marketable securities available for sale, which with the fiscal 2000 level of net sales contributions are expected to fund the planned operations at least through March 31, 2001. We believe that the introduction of influenza therapeutics by other pharmaceutical companies have enhanced our sales of ZstatFlu for the fiscal 2000 influenza season. Diagnostic sales this year contributed to a decrease in losses from operations through the third quarter of fiscal 2000. We expect fiscal 2001 diagnostic sales to increase significantly given the expected growth of influenza therapeutics and the companion need for an accurate and rapid diagnostic. However, should fiscal 2001 diagnostic sales not significantly increase, we will likely require additional working capital to sustain operations beyond March 31, 2001.

RESULTS OF OPERATIONS

NET LOSS

For the three and nine months ended March 31, 2000, we recognized a net loss of $1.2 million and $4.1 million, respectively. Net loss applicable to common stock for the three and nine months ended March 31, 2000 was $.18 and $.60 per basic and diluted share, respectively. Sales of ZstatFlu increased significantly during the 1999/2000 influenza season. The decrease in net loss compared to the prior year's net loss is due primarily to increased sales and a reduction in expenses as discussed below.

PRODUCT SALES

For the three and nine months ended March 31, 2000, we recognized significantly increased revenues from sales of our primary diagnostic product as compared to the comparable three and nine months ended March 31, 1999. This increase is attributed to increased usage of ZstatFlu by physicians and expansion of our national influenza surveillance program as well as the complementary introduction of influenza therapeutics by third parties.

RESEARCH AND DEVELOPMENT

Research and development spending for the three and nine months ended March 31, 2000, totaled $.3 million and $.9 million, respectively. This represents a decrease of 7% and 12%, respectively, from the comparable three and nine months ended March 31, 1999. This decrease is due primarily to decreased contract research costs and the reimbursement of research expenditures of $105,549 during the nine months ended March 31, 2000, from the Oklahoma Center for the Advancement of Science and Technology.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.2 million and $.7 million for the three and nine months ended March 31, 2000, respectively. This represents a 66% decrease and a 26% decrease, respectively, from the comparable three and nine months ended March 31, 1999. The decrease is due primarily to reduced personnel costs.

SALES AND MARKETING

Sales and marketing expenses totaled $.5 million and $1.4 million for the three and nine months ended March 31, 2000, respectively. These expenditures represent a 37% and 48% decrease, respectively, from the comparable three and nine months ended March 31, 1999. This decrease is due to the elimination of costs related to a contract sales organization leased in fiscal year 1999 as well as reduced advertising costs, partially offset by costs (cash and non-cash) of employing a contract marketing company in fiscal 2000.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.5 million and $2.1 million for the three and nine months ended March 31, 2000, which represents a 3% decrease and 45% increase, respectively, from the comparable three and nine months ended March 31, 1999. The increase was principally due to severance and other compensation expense totaling $.3 million related to an executive services agreement for the Company's former Chief Executive Officer entered into in the first quarter of fiscal 2000 and salary expense in the second quarter of fiscal 2000 due to a stock award totaling $.2 million granted to the Company's current Chief Executive Officer.

OTHER INCOME (EXPENSE)

Interest and dividend income totaled $.1 million and $.3 million, respectively, for the three and nine months ended March 31, 2000, compared to $.2 million and $.6 million for the comparable three and nine months ended March 31, 1999. This decrease of 55% and 53% for the three and nine months ended March 31, 2000, compared to the comparable periods in 1999, respectively, resulted from reduced earnings on cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at March 31, 2000, was $6.3 million, as compared to $9.6 million at June 30, 1999. The decrease in working capital is principally due to cash losses from operating activities during the nine months ended March 31, 2000.

Although our sales of diagnostic products were higher in fiscal 2000 versus fiscal year 1999 and our comparative net loss was reduced, the company is still sustaining net losses. It is expected that the net loss will be greater than that reported through March 31, 2000 for the fiscal year ending June 30, 2000 given the seasonal lack of influenza product sales in the fourth quarter. Management expects that the trend of increasing diagnostic sales will continue at greater rate in fiscal 2001 due to the advent of influenza therapeutics and the corresponding need for a highly accurate, rapid influenza diagnostic. Should fiscal 2001 diagnostic sales not increase significantly to a level that would realize gross profits necessary to offset operating expenses, we will likely require additional financing to meet operational needs beyond March 31, 2001. Such needs would include the expenditure of substantial funds to continue and expand research and development activities, conduct existing and planned pre-clinical studies and human clinical trials and to support the increasing working capital requirements of a growing commercial infrastructure including manufacturing, sales and marketing. As a result, we anticipate pursuing various financing alternatives such as collaborative arrangements and a secondary public offering or private placements of our securities. If such alternatives are not available, we may be required to defer or restrict certain commercial activities, delay or eliminate expenditures for certain of our potential products under development or to license third parties to commercialize products or technologies that we would otherwise seek to develop or commercialize in-house.

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

Future manufacturing expenses for the Company's diagnostic products will depend on market acceptance of such products. Currently, the Company has sufficient raw materials and finished goods inventory to supply anticipated sales for the 2000/2001 North American influenza season.

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

FACTORS AFFECTING OPERATIONS

The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

HISTORY OF OPERATING LOSSES; WORKING CAPITAL NEEDS
For fiscal 1998 and fiscal 1999, we incurred net losses of $4.6 million and $8.6 million respectively. For the nine months ended March 31, 2000, we incurred a net loss of $4.1 million. As of March 31, 2000, our working capital was $6.3 million. We believe that our existing working capital and net sales contributions similar to fiscal 2000 will meet our needs for at least the next 12 months and we have implemented cost reductions in an effort to preserve our working capital. We anticipate that the remaining resources will be dedicated to the enhancement of the ZstatFlu diagnostic product.

We believe the introduction of influenza therapeutics by other pharmaceutical companies have enhanced and will continue to enhance the sales of ZstatFlu. However, should expected increases in sales not occur, we will likely require additional working capital to sustain operations beyond March 31, 2001. If at that time additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2000 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products, make improvements in our existing product line, or sustain operations beyond March 31, 2001.

TECHNOLOGY AND COMPETITION
The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar, while not using the Company's technology, each have introduced influenza diagnostic products during 1999 that are similar in performance and compete directly with ZstatFlu.

NO ASSURANCE OF MARKET ACCEPTANCE
Although we have recognized substantial sales of ZstatFlu during this fiscal year, we cannot assure that ZstatFlu or our other diagnostic products will continue to achieve higher levels of market acceptance during the 2000/2001 influenza season. In addition, there can be no assurance that any of our other potential products, if approved or cleared by the FDA, will achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including the receipt and timing of regulatory approvals or clearances of companion therapeutic products, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies and products. We cannot assure we will be able to successfully market our potential products even if such products perform successfully in clinical trials. Furthermore, we cannot assure that physicians or the medical community in general will accept and utilize ZstatFlu or any other products currently cleared or under development by ZymeTx.

NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF THE COMPANY'S THERAPEUTIC
OR OTHER DIAGNOSTIC PRODUCTS
Our business strategy involves the discovery and development of products in addition to our currently FDA cleared diagnostic products, particularly therapeutic products. These products are in early stages of research and development and further research, development and extensive testing will be required to determine their technical feasibility and commercial viability. Until the development process for these products is complete, we cannot assure that such products will perform in the manner we anticipate, be commercially viable or even if commercially viable, that such products will receive FDA clearance. We may experience delays in the commercial introduction of these products, and such delays could be significant. The proposed development schedules for our other diagnostic and therapeutic products may be affected by a variety of factors, many of which will not be within our control, including technological difficulties, proprietary technology of others, possible changes in government regulation and the availability of funding sources. Any delay in the development, introduction and marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. For fiscal 2000, we have concentrated our efforts on completing developments of improvements to ZstatFlu. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2001 and beyond if capital resources are available to justify expenditures for those products.

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

          Proceeds were used by the Registrant for each of the purposes indicated below:


                                 Direct or indirect payments to directors,
                                 officers, general partners of the Registrant
                                 or their associates; to persons owning ten             Direct or
                                 percent or more of any class of equity                 indirect
                                 securities of the issuer; and to affiliates of        payments to
                                 the Registrant                                          others
                                 --------------------------------------------------    ------------

Temporary investments                                                 $-               $  4,864,000
Inventory                                                                                 3,463,000
Equipment and Furniture                                                                   1,015,000
Operating expenses                                                                        8,995,000


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


                                      ZYMETX, INC., a Delaware Corporation
                                      ------------------------------------
                                      (Registrant)


                                      /s/ G. Carl Gibson
                                      ------------------------------------
                                      G. Carl Gibson
                                      Principal Financial and Accounting Officer


Date: May 12, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
 27.1                      Financial Data Schedule. (Exhibit 27 is submitted as
                           an exhibit only in the electronic format of this
                           Quarterly Report on Form l0-QSB submitted to the
                           Securities and Exchange Commission).