Form 10KSB
period 2000-06-30
ZYMETX INC
filed 2000-10-13
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the transition period from ______ to ______

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

                                 YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year were $1,224,820.

         As of September 12, 2000 the aggregate market value of voting stock held by non-affiliates of the issuer was $21,376,344 (based on the closing price for the common stock on the Nasdaq National Market System on such date of $3.13 per share). As of September 12, 2000 there were 6,840,430 shares of common stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

         The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 14, 2000 is incorporated by reference in Part III, Items 9, 10, 11 and 12.

         Transitional Small Business Disclosure Format (check one):
         YES [ ] NO [X]

                                  ZYMETX, INC.

                                   FORM 10-KSB
                     For the fiscal year ended June 30, 2000


                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   .........................................................................................................2

Item 1.  Description of Business..................................................................................2

Item 2.  Description of Properties................................................................................8

Item 3.  Legal Proceedings........................................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders......................................................8

PART II...........................................................................................................8

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................8

Item 6.  Management's Discussion and Analysis or Plan of Operation................................................9

Item 7.  Financial Statements....................................................................................15

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................15

PART III.........................................................................................................15

Item 13. Exhibits and Reports on Form 8-K........................................................................15

Signatures.......................................................................................................18

Index to Financial Statements...................................................................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

          ZymeTx, Inc. is a biotechnology company engaged in the discovery, development and commercialization of products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

          o develop products that may be used to diagnose and treat a range of viral diseases;

          o earn revenues from marketing ZstatFlu, our first diagnostic product;

          o    continue our diagnostic research and development program; and

          o    sustain a viral therapeutic research and development program.

          ViraZyme(R), our core technology, exploits the subtle structural differences and characteristics of enzymes to create products used to diagnose and treat viral diseases. Our diagnostic technology is a proprietary two-part compound that splits when the compound contacts a specific target enzyme. As a result of this split, one part of the compound becomes visible to the naked eye in the testing device, permitting the user to determine whether the virus targeted by the test is present. For therapeutic products, we use a modified version of the diagnostic compound that binds to a specific enzyme and prevents the enzyme from contributing to the infection process.

          The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B, respiratory syncytial virus or RSV, parainfluenza and adenovirus. RSV infects humans, usually children, and is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

          ZymeTx was incorporated under Delaware law in 1994. We own or license the trademarks ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM).

ZYMETX TECHNOLOGY

          SCIENTIFIC BACKGROUND. Our ViraZyme technology focuses on the development of highly specific/selective molecules that will interact only with an enzyme of specific origin such as viral, mammalian or bacterial origin. This permits interaction with one enzyme while preventing activity with a similar enzyme of different origin. We can identify the fingerprint of critical enzymes and then build molecules having great preference for only the targeted form of the enzyme. We build these molecules using proprietary assays supported by X-ray crystallography. The enzyme structure is analyzed with 3-dimensional computer aided designs, and by "rational design" which is a method of designing a molecule based upon knowledge of the desired structural characteristics.

          The core of the ViraZyme approach is to identify essential target sites of viral enzymes and synthetically produce molecules that act selectively upon an identified target site. We believe that this approach can be used to develop both diagnostic and therapeutic programs.

          We select viral diseases other than influenza to be targeted for commercialization of our products based on the following criteria:

          o    potential market size;

          o    the viral disease's incidence, morbidity/mortality;

          o the availability of diagnostics and therapeutics for the viral disease; and

          o    the existence of possible corporate partners.

          During fiscal 1999 and fiscal 2000, we incurred research and development expenses of approximately $1.4 million and $1.6 million, respectively. Developing any additional products will require significant ongoing research and development and capital resources not currently available to us.

ZSTATFLU(R)

          BACKGROUND. Our flagship product, ZstatFlu(R), permits physicians to detect both influenza types A and B virus directly from a patient specimen while in the physician's office. The unique patented technology of ZstatFlu(R) targets the influenza neuraminidase enzyme . The ViraZyme technology incorporates patented substrate molecules which react with the influenza neuraminidase enzyme to generate a visible color exposing the presence of the virus.

          PRODUCT STATUS. The FDA cleared the original ZstatFlu(R) test in September 1997. Each subsequent year we have introduced an FDA cleared improvement to this product. These improvements have made the test easier to use and have improved the test's performance.

          One such improvement made the test "portable." A specimen may be transported from the collection point such as a patient's room in a nursing home to a remote regional testing site such as a centralized reference laboratory or hospital laboratory without the use of special packaging. In early fiscal 2000 we reduced the test time from 30 minutes to 20 minutes, making it more convenient for results to be obtained while patients wait in a doctor's office.

OTHER CURRENT PRODUCTS CLEARED BY THE FDA

          We have a history of successfully gaining FDA 510(k) clearances; however, we have chosen not to expend resources to market the products described below, and we cannot assure you we will ever market these products or that marketing such products would generate significant income.

          VIRAZYME CULTURE SCREEN. ViraZyme Culture Screen, cleared by the FDA in June 1996, detects influenza and parainfluenza viruses and is a product available to clinical labs, in contrast to the use of ZstatFlu(R), which is used both in physician office laboratories and clinical labs. We believe the Culture Screen product reduces labor-intensive procedures in the clinical laboratory and reduces costs.

          VIRASTAT PARAINFLUENZA 1, 2 AND 3. ViraSTAT Parainfluenza 1, 2 and 3, cleared by the FDA in 1995, is the first of a series of clinical lab products we developed using monoclonal antibody technology. Monoclonal antibodies are highly specific for a particular part of an organism and are homogeneous in that they all arise from a single cell clone. This product has several distinct advantages over time and labor-intensive tests of other clinical lab products currently available. We intend to develop other monoclonal antibody-based products for the detection of adenovirus and RSV, and the influenza type A and B products which comprise a panel test detecting multiple viruses.

          VIRASTAT INFLUENZA TYPES A AND B. ViraSTAT Influenza types A and B were produced and cleared by the FDA in 1999, and are the follow-on products developed toward completion of a respiratory virus panel of monoclonal antibodies.

OTHER DIAGNOSTIC PRODUCTS IN DEVELOPMENT

          ADVANCED VIRAL TESTING PLATFORM TECHNOLOGY. In fiscal 2000, we were awarded a $213,000, three-year grant from Oklahoma Center for the Advancement of Science & Technology for the commercial development and clinical testing of an advanced viral testing platform technology. This technology, which has completed laboratory testing, is being developed as a highly sensitive and highly specific platform with broad application to detect multiple viral disease organisms.

          VIRASTAT FITC LABELED MONOCLONAL ANTIBODIES. We have developed an improved proprietary method for directly labeling monoclonal antibodies with a commonly used fluorescent dye. This method represents the currently accepted method employed by clinical laboratories to culture and identify viruses. These antibodies may be marketed separately or in a panel with other monoclonal antibodies for detection of respiratory viruses. ViraSTAT monoclonal antibodies have been found superior to commercially available antibodies in our tests.

THERAPEUTIC RESEARCH PROGRAM

          During fiscal 2000 we reallocated our financial resources to focus on the further development and enhancement of our ZstatFlu(R) diagnostic product. We expect to devote greater resources to therapeutic development in fiscal 2002, provided that we have the financial ability to do so. Despite this reallocation, we continue to conduct pre-clinical research in the following areas:

          INFLUENZA THERAPEUTIC DEVELOPMENT. We currently have an antiviral compound, ZX-2401 and are completing in-vitro studies comparing its efficacy to reference antiviral compounds. We are expanding the in-vitro testing for confirmation at outside laboratories and to have this compound included in testing against other viruses.

          RESPIRATORY SYNCYTIAL VIRUS THERAPEUTIC DEVELOPMENT. We have been awarded a $100,000 Small Business Innovative Research Phase 1 grant by the National Institutes of Health to continue studies toward the development of several compounds that show potential antiviral activity against RSV. Currently these compounds are in preclinical studies. RSV is a major, highly infectious pediatric respiratory tract disease occurring worldwide. RSV infects children by 2 years of age and is the leading cause of bronchiolitis and pneumonia in infants, and can be a significant cause of disease in immunocompromised adults and the elderly.

SALES AND MARKETING

          INFLUENZA MARKET. Our primary market is the seasonal disease influenza. Influenza is caused by a virus spread from person to person generally through physical contact or contact with respiratory fluids. Each year the disease affects 30 million to 60 million people in the United States depending on the length and severity of the season. In a typical year, the disease results in approximately 130,000 hospitalizations and 30,000 to 40,000 deaths. Direct and indirect costs due to influenza are estimated at $12 billion.

          Historically, the use of diagnostic testing follows the availability of therapeutic products. During the 1999-2000 influenza season a new family of antiviral therapeutic products became available to treat influenza. GlaxoWellcome's influenza therapeutic Relenza(TM) and Roche Laboratories influenza therapeutic TamiFlu(TM) were introduced during the 1999/2000 influenza season. We believe that the presence of these therapeutics has enhanced the marketability of all influenza diagnostic products, including ZstatFlu.

          MARKET STRATEGY. To maximize the market opportunity created by the introduction of influenza therapeutics, we have implemented an influenza total disease management program. This program includes informing physicians and consumers about the importance of vaccination, disease surveillance, rapid diagnosis and treatment. Our marketing program involves several distinct components:

     o National Flu Surveillance Network. The cornerstone of our total disease management program is the National Flu Surveillance Network, which is the first real time influenza reporting service. This service operates as an influenza surveillance and diagnosis network through the use of ZstatFlu and reporting of results by participating physicians. During the 1999-2000 influenza season our National Flu Surveillance Network at www.fluwatch.com included over 850 sites that had in excess of 4,000 reporting physicians. We believe that our disease surveillance coverage is the most comprehensive in the United States and that real time reporting of influenza outbreaks through our National Flu Surveillance Network improves the use of diagnostics as a complement to the growing use of influenza therapeutics.

     o Hospital Market. In the hospital market we are sponsoring direct comparisons of our product with our competitors' products and have contracted with distribution companies that target this market segment.

     o Physician Office Laboratories. For physician office laboratories and commercial/reference laboratories we continue to enlist product users through our National Flu Surveillance Network in addition to traditional distribution channels. We believe that managed care has not adopted influenza testing due to the lack of definitive information on cost savings and outcome improvements. We have developed a proprietary economic model based on third party validation that depicts potential cost savings through the use of a comprehensive disease management protocol featuring our rapid diagnostic. This model is being presented to managed care companies in anticipation of adoption.

MANUFACTURING ARRANGEMENTS; SOURCES OF RAW MATERIAL

          We have contracted with two manufacturers to produce the chemical compounds used to manufacture ZstatFlu for the 2000-2001 influenza season in the event we need more product than we have in inventory. One of the manufacturers also assembles, packages and ships the product. We may, however, establish our own production facility located in Oklahoma if production costs per unit would not increase and the availability of the principal chemical compound for ZstatFlu does not make outsourcing more advantageous than our production; however, we presently have no intent to relocate this manufacturing process for the 2000-2001 influenza season.

          We believe we have adequate quantities of the chemical compounds necessary for the 2000-2001 influenza season production requirements, and other material is currently available in quantities and within delivery schedules to meet our fiscal year requirements.

          We have the technical capability to produce the chemical for ZstatFlu in the event we establish our own production facility. Additional technicians, facilities and equipment would be required, however, for us to conduct our own production operation.

EUROPEAN AND OTHER FOREIGN MARKETS

          Requirements for marketing a diagnostic product in Europe are generally less stringent than in the United States. Once an application for marketing clearance is submitted to the FDA, the product covered by such application may be marketed in some European countries. We received clearances to market ZstatFlu in Switzerland, New Zealand, Canada and Australia. Without specific registration we can market our diagnostic in the European Union, Hong Kong, Singapore, Mexico, Spain and Middle Eastern countries. A large majority of our product is allocated to the growing United States market. We are evaluating opportunities for foreign sales with emphasis on the two largest markets, Europe and Japan.

COMPETITION

          Competition in our markets is intense. We compete with a large number of companies ranging from very small businesses to large diagnostic, healthcare, pharmaceutical, biomedical and chemical companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than we have. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. We intend to compete primarily on the basis of the clinical utility, accuracy, speed, ease of use and other performance characteristics of our products and, to a lesser degree, on the price of our products.

          DIAGNOSTICS. Other companies have developed influenza diagnostics which may compete with our products. The existence of these and other competing products or procedures that may be developed in the future may adversely affect the marketability of products which we develop.

          Although our existing licensed patent rights cover a broad field of enzyme based viral diagnostics, others have developed traditional antibody based diagnostics for viral disease. Quidel and Biostar marketed their influenza A and B diagnostic in the 1999-2000 influenza season. In addition, Becton Dickenson continued to sell its influenza A laboratory diagnostic in hospital markets. Becton Dickenson has recently been cleared to market a new influenza A and B diagnostic. We believe the methods used by these competitors are substantially different than our methods and do not offer the anticipated market advantages of the ViraZyme system. We cannot assure that we will be successful in developing our products to realize the expected marketing advantages or that the advantages of our competitors' products will not exceed those of our products.

          THERAPEUTICS. During the 1999-2000 influenza season GlaxoWellcome and Roche introduced their influenza therapeutics. R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceuticals, Inc., both Johnson & Johnson companies, have an influenza program in later stage clinical research. Programs underway at GlaxoWellcome, Roche and Johnson & Johnson involve inhibition of enzymes in a manner similar to our approach. These three competitors are further advanced in the development of influenza therapeutics than we are, with two coming to the market with a therapeutic product earlier than we have, which could be a barrier to market acceptance of our therapeutic products, if developed. In addition these companies have substantially greater financial resources and marketing capabilities than we do. In the event we develop a therapeutic product, we plan to contract with large pharmaceutical companies. We cannot assure that such a contract can be secured on terms satisfactory to us, or at all.

          Our competitive position will also depend on our ability to:

               o    attract and retain qualified scientific and other personnel,

               o    develop effective proprietary products,

               o    implement production and marketing plans,

               o    obtain patent protection and

               o    obtain adequate capital resources.

INTELLECTUAL PROPERTY

          LICENSES FROM OMRF. Oklahoma Medical Research Foundation has granted us an exclusive, perpetual, worldwide license covering all of the patents which comprise the ViraZyme technology and all foreign patents and patent applications corresponding to those patent applications. The licensed United States patents expire in the United States from 2010 to 2013 and relate to methods for using naturally occurring viral enzymes to detect the presence of a specific virus by a visible reaction, and patents on specific novel compounds, synthesis pathways and composition of matter. The license grants us the perpetual, exclusive worldwide right to manufacture, use or sell products made under those patent rights. In consideration for the OMRF license, we:

               o    paid OMRF a license fee of $825,000,

               o    executed a note in the principal amount of $425,000,

               o granted OMRF a 2.0% royalty on net sales of products derived from patents held by OMRF and covered by the license,

               o granted to OMRF a warrant to purchase 5,667 shares of our common stock at $3.20 per share and

               o    issued OMRF 165,130 shares of common stock.

          OTHER PROPRIETARY RIGHTS. In addition to patent rights, we rely on trade secrets, trademarks and nondisclosure agreements to establish and protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to utilize our technology or to obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect our proprietary rights in our processes and products to the same extent as United States laws.

          We rely substantially on technologies which are not patentable or proprietary and therefore may be available to our competitors. In addition, many of the processes and much of the know-how of importance to our technology are dependent upon the skills, knowledge and experience of our scientific and technical personnel, which are not patentable. To protect our rights in these areas, we require all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information if there is unauthorized use or disclosure. We may have competitors who independently develop substantially equivalent technology or who gain access to our trade secrets, knowledge or other proprietary information. ViraZyme and ViraSTAT are trademarks registered to OMRF and licensed to us under the terms of the OMRF license.

GOVERNMENT REGULATION

          The following summarizes principal areas of governmental regulation which affect our operations. Any change in governmental regulations or their interpretation could have a material adverse effect on us.

          REGULATION OF DIAGNOSTIC PRODUCTS. The manufacture, distribution and sale of our diagnostic products in the U.S require prior authorization by the FDA. The FDA and similar agencies in foreign countries, especially Japan, have promulgated substantial regulations which apply to the testing, marketing, export and manufacturing of diagnostic products. We will usually be required to submit proof of the safety and efficacy of a new diagnostic product to obtain FDA clearance. This proof typically requires clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming.

          The clinical testing required by our diagnostic products is expected to be significantly less extensive than that required for the development of a drug or therapeutic product or for an invasive procedure. Clinical testing may take several months or even years to complete, depending on the nature of the filing. We cannot assure that the FDA will act favorably or quickly in making its review, and we may encounter significant difficulties and costs in obtaining FDA clearances. The FDA may request the development of additional data after the original submission. The FDA may also limit the scope of the labeling or permitted use of the product or deny the application altogether. Delays imposed by the patent approval process may materially reduce the period during which we will have the exclusive right to exploit those products or technologies.

          The marketability of our diagnostic products may also be affected by state and Federal legislation covering the use of diagnostic tests in physician offices. CLIA, the Clinical Laboratory Improvement Act of 1988, established quality standards for all laboratory testing regardless of where the tests are performed. This act also requires physicians' offices conducting tests with sophisticated instruments or specially trained personnel to be certified or licensed.

          Our currently contemplated diagnostic products are regulated as medical devices. All medical devices must undergo FDA review under either a
Section 510(k) pre-market notification or a pre-market approval application prior to commercial distribution. A 510(k) is submitted to demonstrate that the product in question is "substantially equivalent" to another legally marketed device. If our diagnostic products do not qualify for clearance under the 510(k) procedure, we may be required to file a pre-market approval application which shows:

               o the product is safe and effective based on extensive clinical testing among several diverse testing sites and population groups; and

               o    the product has acceptable sensitivity and specificity.

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

          A pre-market approval application requires much more extensive testing than the 510(k) procedure and has a longer filing review period. In response to a pre-market approval application, the FDA may:

               o    grant marketing clearance,

               o    request additional information,

               o    set restrictive limits on claims for use, or

               o    deny the application all together.

          Product clearance may be withdrawn after it is received if regulatory standards are not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized. It can prevent or limit further marketing of products based on the results of these post-marketing programs. The FDA must also, under the pre-market approval application guidelines, approve the manufacturing facilities and procedures for the product. The FDA inspects diagnostic companies on a routine basis for regulatory compliance with quality system requirements, which is a set of standards required by the FDA for an organization to sell its products to consumers. We believe that the use of our diagnostic products will not be restricted in physician office laboratories located within our target markets.

          REGULATION BY FOREIGN GOVERNMENTS. Sales of our products outside the United States are also subject to regulatory requirements imposed by foreign governments. Regulatory requirements for diagnostic products vary significantly from country to country. Regulations in Western Europe, Canada, Australia, Japan and other developed countries are often less stringent than are the regulatory requirements in the United States The time to meet such regulatory requirements outside the United States may be longer or shorter than that required to achieve United States clearance.

          OTHER GOVERNMENT REGULATION. In addition to regulations enforced by the FDA, we also are or will be subject to regulation under CLIA, the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and future Federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and Federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that result from an accident, and the liability could exceed our resources.

EMPLOYEES

          We had 25 full time employees as of September 12, 2000, comprising ten laboratory/laboratory support personnel, three manufacturing employees, five marketing employees and seven employees in administration and finance. Nine employees have doctorate degrees. We believe that our relations with our personnel are excellent. Our future success will depend in large part upon our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense.

ITEM 2. DESCRIPTION OF PROPERTIES.

          We lease approximately 35,600 square feet of laboratory and office space located at 800 Research Parkway, Suite 100, Oklahoma City, Oklahoma, from Presbyterian Health Foundation. This lease expires March 1, 2007, with annual rent payable at the rate of $15.00 per square foot. As additional consideration for the lease, in 1997 we issued to Presbyterian warrants to purchase 20,000 shares of our common stock at an exercise price of $3.20 per share. The Presbyterian lease warrant expires March 1, 2002.

          In February and June, 2000, we subleased approximately 13,500 square feet of our available space to a third party. The sublease runs through January, 2002. We believe that the facilities available under the Presbyterian lease are in superior condition and will be adequate to meet our foreseeable space requirements.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time, we may be involved in litigation relating to claims arising out of our normal business operation. We do not have any material legal proceedings pending against us, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of stockholders during our fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

          Our common stock trades on the Nasdaq National Market under the symbol "ZMTX." The following table shows the high and low closing sales prices per share for the last two fiscal years.

                          HIGH        LOW
                          ----        ---
FISCAL 1999

First Quarter            $ 8.81     $ 3.13

Second Quarter           $ 5.38     $ 3.00

Third Quarter            $ 5.63     $ 2.19

Fourth Quarter           $ 2.81     $ 1.67

FISCAL 2000

First Quarter            $ 2.69     $ 1.75

Second Quarter           $ 2.69     $ 1.75

Third Quarter            $ 6.38     $ 1.94

Fourth Quarter           $ 3.19     $ 1.81

          The minimum listing requirements of Nasdaq include, among other things, that we maintain net tangible assets of at least $2 million, market capitalization of $35 million or net income of $500,000 in the latest fiscal year, and maintain a minimum stock trading price of $1.00 per share. At June 30, 2000, we had net tangible assets of approximately $5.4 million and we incurred a net loss of $8.6 million in fiscal 2000. At September 12, 2000, our common stock's closing price on the Nasdaq was $3.13 and our market capitalization was approximately $21.4 million. Although we do not presently expect to fall below these minimum listing requirements in the near term, we cannot be sure we will continue to meet the applicable requirements.

STOCKHOLDERS

          As of September 12, 2000, there were 114 holders of record of common stock according to the records maintained by our transfer agent. As of that date, we had approximately 2,321 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

          We have not paid dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

          Our initial public offering became effective on October 29, 1997 pursuant to a Registration Statement on Form SB-2 (File No. 333-33563). The net proceeds of our initial public offering were approximately $18,337,000. From the effective date of our registration statement to June 30, 2000, we have paid the net proceeds to others for the purposes indicated below:

Temporary investments     $ 3,816,000

Inventory                 $ 2,527,000

Other expenses            $   265,000

Operating expenses        $11,729,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          From time to time, we may publish forward-looking statements relating to matters, including anticipated financial performance, business prospects, the progress and goals for our research and development program, marketing strategies and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of that safe harbor, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. In addition, we disclaim any intent or obligation to update those forward-looking statements.

          When used in this discussion, the words "believes," "anticipated," "expected," "assumes" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

          PRODUCT SALES. In fiscal 2000 we generated significant revenues for the first time. We began shipping ZstatFlu to distributors late in the second quarter of fiscal 2000.

          We had revenues of $1.2 million and $0.5 million in fiscal 2000 and fiscal 1999, respectively. Fiscal 2000 revenues consisted mainly of ZstatFlu sales from orders resulting from the national influenza surveillance program, as well as distributor and other sales activity initiated during the North American influenza season.

          We intend to market ZstatFlu during fiscal 2001 through third party marketing groups to the point of care, acute care and hospital markets. Additional distributors have been added that increase the product distribution channels to the hospital and laboratory markets which are expected to be primary consumers of our ZstatFlu diagnostic product.

          RESEARCH AND DEVELOPMENT. Research and development spending for fiscal 2000 and fiscal 1999 totaled $1.6 and $1.4 million respectively. Increases in research spending consisted of additional contract research and other laboratory operating expenses which focused on the development of new diagnostic formats and limited pre-clinical therapeutic research. In fiscal 2001 our resources will be allocated primarily to diagnostics development.

Our antiviral therapeutic research expenditures will be increased in fiscal 2001 if we have available financial resources.

          PRODUCT DEVELOPMENT. Product development costs were expended to improve the sensitivity, portability and incubation time of ZstatFlu, totaling $.9 and $ 1.6 million for fiscal 2000 and fiscal 1999, respectively. These costs also included ZstatFlu scale-up manufacturing processes, technology transfer and the development of improved diagnostic delivery platforms. Product development expenditures decreased mainly due to a decrease in salaries and benefits.

          INVENTORY WRITE-DOWN. Inventory write-downs totaled $.9 and $1.3 million for fiscal year 2000 and fiscal 1999, respectively. The fiscal 2000 write-downs were primarily due to improvements in ZstatFlu incubation times from one hour to twenty minutes and other qualitative test improvements. The improvements required write-downs of obsolete materials, additional labor costs for reworking kit components, repackaging costs, and additional quality assurance costs.

          SALES AND MARKETING. Sales and marketing expenses totaled $1.7 and $3.1 million for fiscal 2000 and fiscal 1999 respectively. The decrease in expenditures resulted from the elimination of a contract sales organization which was employed during fiscal 1999, whose contract costs totaled $1.3 million.

          GENERAL AND ADMINISTRATIVE. General and administrative costs totaled $2.7 and $2.0 million for fiscal 2000 and fiscal 1999, respectively. The increase was principally due to increased consulting costs, non-cash stock, warrant and option grants, and severance costs associated with the termination of a high-level executive.

          RETURN OF IN-PROCESS TECHNOLOGY. In fiscal 2000, we returned certain in-process technology to OMRF, a stockholder, which we had acquired from OMRF in fiscal 1998, because we did not find the technology to have the properties warranted by OMRF. OMRF refunded our purchase price by offsetting the outstanding note payable to it. The gain recognized in the accompanying 2000 statements of operations represents the change in the fair value of the note.

          OTHER INCOME (EXPENSE). Interest and dividend income for fiscal 2000 totaled $.3 million compared with $.6 million for fiscal 1999. The decrease is due to decreases in short term cash investments resulting from our use of funds for operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used by operating activities was $4.8 million in fiscal 2000 compared to $9.2 million in fiscal 1999. This decrease in cash used in operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to the reduced net loss in fiscal 2000 and the reduced cash expenditures for inventory in fiscal 2000. At June 30, 2000 we had cash and marketable securities available for sale aggregating approximately $3.8 million. Working capital at June 30, 2000 was $4.6 million compared to $9.6 million at June 30, 1999.

          In fiscal 2000 and fiscal 1999, the cash used by operating activities has been funded with net proceeds from the sale of marketable securities available for sale of $6.1 million and $7.4 million respectively. At June 30, 2000 marketable securities available for sale aggregated $2.5 million.

          In establishing our operating plans for fiscal 2001 including the amount of inventory of ZstatFlu products to produce for the 2000-2001 influenza season, we have assumed that the availability of influenza therapeutics will significantly improve the market opportunity for influenza diagnostic products such as ZstatFlu. We estimate that we will expend approximately $1.1 million to produce 500,000 units of ZstatFlu for sale in fiscal 2001. This level of production represents approximately 400,000 more units than we sold in fiscal 2000.

          Assuming a unit sales price of $13.70, revenues from 500,000 unit sales would approximate $6.9 million and, if we are otherwise meeting budgeted expenditures for fiscal 2001, we will utilize cash in our operating and investing activities of $.8 million in fiscal 2001. Assuming this level of unit sales, expenditures approximating those budgeted and $1.8 million of net proceeds raised from the sale of the senior secured convertible debentures in October 2000 as described below, working capital will be sufficient to continue operations at least into fiscal 2002.

          Unit sales at a level less than 500,000 will cause us to use more of our existing working capital to finance operations. Based upon the same unit sales price and compliance with budgeted expenditures, if we sell 200,000 units, revenue from diagnostic sales would approximate $2.7 million. Assuming this level of unit sales, expenditures approximating those budgeted and $1.8 million of net proceeds from the sale of the senior secured convertible debentures, our cash and marketable securities position at June 30, 2001, is expected to be less than $1 million. This would require us to secure additional working capital to fund operations in fiscal 2002. If sales are substantially less than 200,000, we may not have sufficient working capital to sustain operations for the fourth quarter of fiscal 2001 without securing additional working capital beyond that presently available.

          The market for influenza therapeutics did not exist before the 1999-2000 influenza season. This fact makes it difficult to project the usage of therapeutics for the 2000-2001 influenza season. For this reason it is also difficult to predict the number of influenza diagnostic products which will be sold to detect influenza in the patients for whom the drug is prescribed. We believe that there are a number of factors which indicate that we have an opportunity to sell 500,000 units of ZstatFlu in fiscal 2001 including the following:

               o We estimate that approximately .8 million prescriptions of therapeutics were dispensed while .8 million tests of influenza diagnostics, such as ZstatFlu, were sold.

               o Market studies for the influenza therapeutics indicate that influenza therapeutic sales could reach 20 million prescriptions by the year 2004.

               o A recent warning by the Food and Drug Administration was issued to all health care professionals regarding the danger of prescribing a therapeutic based simply on clinical interpretation without a definitive influenza diagnosis.

          Based on these and other factors, we estimate that the market for influenza therapeutics for the 2000-2001 influenza season will range from 2.5 million to 4.0 million prescriptions, representing an increase ranging from 300% to 500% of 1999-2000 sales. We have assumed that the sales increases of ZstatFlu would parallel that of influenza therapeutics, resulting in sales of 500,000 to 750,000 units in fiscal 2001 which also reflects an increase in our market share in the 2000-2001 influenza season from the 1999-2000 influenza season. We have assumed an increase in market share will result from retargeting our marketing efforts more towards hospitals where we believe the majority of the diagnostic units were consumed in the 1999-2000 influenza season.

          There are a number of reasons why the factors considered by us in making assumptions about sales in fiscal 2001 may not result in increased sales of ZstatFlu. Even though the market potential for influenza therapeutics may be substantial over a long term, there may not be an increase in sales of influenza therapeutics for the 2000-2001 influenza season on the level we anticipate. In addition, we may not increase our market share despite an increase in the market for influenza diagnostics.

          If additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. If we have significant losses and are unsuccessful in securing financing to provide us with operating capital, then we will be required to consider other options, including sale of the company, sale of significant assets of the company or dissolution of the company.

          As of June 30, 2000, we have Federal and state income tax net operating loss carryforwards of approximately $20.1 million, which expire between 2010 and 2020. We also have Federal and state research tax credit carryforwards of approximately $500,000. The Federal credits expire between 2012 and 2014; the state credits have no expiration date. Realization of these carryforwards and credits are subject to us generating taxable income in future periods.

FISCAL 2001 FINANCING ACTIVITY

          On October 13, 2000, we closed the sale of $2.0 million of senior secured convertible debentures to a private investor, resulting in net proceeds of approximately $1.8 million. The debentures bear interest at 5%, which is payable May 1 and November 1 of each year, in cash or common stock or by adding the interest to the outstanding principal due under the debenture at our option. The debentures mature in October 2002. The debentures are convertible to common stock at the option of the investor based on a conversion price based on the weighted average price of our common stock for ten days prior to periodic anniversaries of the issuance of the debentures. The debentures are secured by a first priority interest in substantially all of our assets. The Debentures prohibit us from declaring and paying dividends on our common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the debentures. The initial conversion price at the date of closing was $3.12 per share.

          We are required to reserve for future issuance 200% of the shares and warrants to be issued upon conversion and exercise of the debentures and associated warrants by the investor and register the common stock underlying the debentures and warrants. The agreements provide for certain penalties ranging from $60,000 to $100,000 per month for each month or partial month after 120 days from the closing in which the registration of these shares is not declared effective by the Securities and Exchange Commission. Following the registration of the shares, the debentures are convertible into common stock at our option if the closing bid price of our common stock trades at 150% of the initial conversion price ($4.69 per share) for 15 consecutive days. We have the option, following registration and assuming no event of default has occurred, to redeem the debentures if the conversion price at any subsequent periodic anniversary date is lower than the initial conversion price at their liquidation value plus 12%. The debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event we sell equity at less than market prices and put options at the discretion of the investor, which allow the investor to demand repayment of the debentures at their carrying value plus 20%. These put options become available to the investor upon the occurrence of certain events, including:

               o the registration statement of the debentures has not been declared effective within one year following closing,

               o following registration of the common stock underlying the Debentures, the investor does not have the ability to "freely trade" the underlying common stock, or

               o    if a change of control occurs.

          If an event of default occurs and is continuing, the investor may declare the debentures immediately due and payable. An event of default includes, among other things,

               o    the nonpayment of interest when due,

               o failure to perform under related agreements and/or other agreements in an amount exceeding $25,000, and

               o    becoming insolvent

          In conjunction with the issuance of the debentures to the investor, we issued warrants to the investor for the purchase of 180,000 shares of common stock at a price of $3.17, exercisable for a period of five years following closing. We also issued approximately 45,000 warrants to a placement agent involved in the transaction which are exercisable at $3.43 per share for a period of five years following closing. The fair value of these warrants will be recognized as debt discount. If the investor converts the debentures into common stock when the closing bid price of our common stock is greater than $4.00 per share, then for every ten shares received upon conversion, the investor will receive one warrant to purchase one share of our common stock at $4.00 per share, exercisable for a period of five years following conversion.

          The agreement also allows the investor, for 270 days following the closing, to purchase up to $1.0 million worth of additional debentures at the initial purchase price, with warrants for an additional 90,000 shares of our common stock. Within 30 days from closing we have the option to sell an additional $1 million of debenture, at the same terms, to other investors that may include related parties.

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

FACTORS AFFECTING OPERATIONS

          The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

          HISTORY OF OPERATING LOSSES AND WORKING CAPITAL NEEDS. For fiscal 1999 and fiscal 2000, we incurred net losses of $8.6 million and $6.8 million respectively. As of June 30, 2000, our working capital was $4.6 million. Although we believe our plan for fiscal 2000 will provide for continued operation for at least the next 18 months, it is possible that our existing working capital may not meet our needs beyond June 30, 2001. To support our working capital position at June 30, 2000, in October 2000 we closed the sale of $2.0 million of debentures.

          Although we believe that our working capital is adequate to sustain our operations for fiscal 2001, if we incur comparable losses to prior fiscal years, we will require significant amounts of equity financing to sustain operations through fiscal 2002. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2001 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line. Also, if our net tangible assets are less than $2,000,000 our stock will not be eligible for listing on the Nasdaq National Market or SmallCap Market.

          If additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. If we have significant losses and are unsuccessful in securing financing to provide us with operating capital, then we will be required to consider other options, including sale of the company, sale of significant assets of the company or dissolution of the company.

          TECHNOLOGY AND COMPETITION. The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu.

          NO ASSURANCE OF MARKET ACCEPTANCE. During the 1998-1999 influenza season we had limited success in realizing sales of ZstatFlu, due principally to the lack of therapeutic products to treat influenza. With the introduction of therapeutics during the 1999-2000 influenza season we saw significantly increased sales of ZstatFlu. There can be no assurance that sales of ZstatFlu will increase during the next influenza season, which is not expected to commence until the second quarter of fiscal 2001. The degree of market acceptance of ZStatFlu will depend upon a number of factors, including the availability of third-party reimbursement on an economically advantageous basis to care providers, the establishment of cost-effectiveness of ZstatFlu and its advantages over existing technologies and products.

          NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF OUR THERAPEUTIC OR OTHER DIAGNOSTIC PRODUCTS. Our business strategy involves the discovery and development of products in addition to our currently FDA cleared diagnostic products, particularly therapeutic products. These products are in early stages of research and development and further research, development and extensive testing will be required to determine their technical feasibility and commercial viability. Until the development process for these products is complete, we cannot assure that such products will perform in the manner we anticipate, be commercially viable or even if commercially viable, that such products will receive FDA clearance.

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

          For fiscal 2001, we will be concentrating our efforts on developing new diagnostic products and completing developments of improvements to ZstatFlu. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2002 and beyond if capital resources are available to justify expenditures for those products. Due to our present working capital constraints, we plan to reduce research and development expenditures during fiscal 2001 which may further delay or eliminate the development and acceptance of our therapeutic or other diagnostic products.

          RELIANCE ON THIRD-PARTY MANUFACTURERS. We have limited experience in product manufacturing and currently have no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because we do not currently have a large scale manufacturing facility, we have engaged third-party manufacturers to produce finished units of ZstatFlu. Delays by third-party manufacturers in delivering finished products in time could have a material adverse effect on us.

          LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY. Our success will depend, in part, on our ability to:

          o    obtain patents and license patent rights,

          o    to maintain trade secret protection, and

          o to operate without infringing on the rights of other patent holders.

          The patent position of biotechnology firms for such types of patents generally is highly uncertain and involves complex legal and factual issues. Our competitors may have filed applications for or have been issued patents and may obtain additional patents and other proprietary rights relating to virus substrates, chromogens, inhibitors or processes competitive with our patents. The ultimate scope and validity of such patents are presently unknown. If the courts uphold existing or future patents obtained by competitors as valid, we may be required to obtain licenses from such competitors. The extent to which these licenses will be available to us and their cost cannot currently be determined.

          GOVERNMENT REGULATION. Regulation by Federal, state, local and foreign governmental authorities of our research and development activities, as well as the use and sale of our products when they are commercially viable, is currently, and is expected to remain, significant. The introduction of our products is governed by strict FDA rules and regulations. Our diagnostic products are governed by FDA 510(k) application requiring a clinical trial that compares our products to a standard or to a prior cleared methodology. The testing, manufacturing, labeling, distribution, marketing and advertising of therapeutic products are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures.

          Our therapeutic compounds will require substantial clinical trials and FDA review as new drugs and such products are in the discovery stage of development, requiring significant further research, development, clinical testing and regulatory clearances. Due to the extended testing and regulatory review process required for therapeutic products before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. A delay in obtaining or failure to obtain such approvals could have a material adverse effect on our business and results of operations. We and our third-party manufacturers are subject to quality regulations promulgated by the FDA. The FDA will also inspect our manufacturing facilities and the facilities of our third-party manufacturers on a routine basis for regulatory compliance with quality regulations. Although our employees have experience with quality protocols, there can be no assurance that we or our third-party manufacturers can satisfy these requirements. We would not be allowed to manufacture our approved or cleared products in the event such quality protocols could not be met.

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

          PRODUCT LIABILITY AND INSURANCE. The testing, marketing and sale of therapeutic products and, to a lesser degree, diagnostic products, entail an inherent risk of adverse effects and/or medical complications to patients and, as a result, product liability claims may be asserted against us. A product liability claim or product recall could have a material adverse effect on our financial condition. We have product liability insurance in the aggregate amount of $11.0 million for products that we market. There can be no assurance that liability will not exceed the insured amount. In the event of a successful suit against us, insufficient insurance or lack of insurance would have a material adverse effect on us.

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

ITEM 7. FINANCIAL STATEMENTS.

          The financial statements required by this Item are set forth beginning on page F-l.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

          In accordance with General Instruction E(3), a presentation of information required in response to Items 9, 10, 11 and 12 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein when filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. The exhibits listed below are included with this report. All employment contracts and compensatory plans or arrangements are marked with an asterisk (*).

Exhibit
Number         Name of Exhibit
-------        ---------------

3.1 Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement No. 333-33563 (the "Registration Statement").

3.2            Amended and Restated Bylaws, incorporated herein by reference to
               Exhibit 3.2 to the Registration Statement.

4.1 5% Senior Secured Convertible Debenture Due October 13, 2002 (filed electronically herewith).

4.2 Form of Warrant Agreement between ZymeTx and Capital West Securities, Inc. incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

4.3 ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.3 to the Registration Statement.

4.4 ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

4.5 ZymeTx, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.5 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

4.6 Rights Agreement dated February 3, 1999, by and between ZymeTx, Inc. and American Stock Transfer and Trust Company incorporated herein by reference to Exhibit 99.1 of the ZymeTx Current Report on Form 8-K filed February 5, 1999.

10.1 Form of Common Stock Purchase Warrant issued in connection with Bridge Loan Agreement, incorporated herein by reference to
               Exhibit 10.5 to the Registration Statement.

10.2 Placement Agent Warrant Agreement dated July 29, 1996, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.3 License Agreement dated as of May 1, 1996, by and between ZymeTx and OMRF, incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.4 Promissory Note dated May 15, 1996, in the principal amount of $425,000, issued in favor of OMRF, incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

10.5 Common Stock Purchase Warrant dated May 15, 1996, granted to OMRF, incorporated herein by reference to Exhibit 10.10 to the Registration Statement.

10.6 Executive Services Agreement dated July 1, 1997 by and between ZymeTx and Peter G. Livingston, incorporated herein by reference to Exhibit 10.15 to the Registration Statement.

10.7 Placement Agent Warrant Agreement dated August 5, 1997, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration Statement.

10.8 License Agreement dated May 22, 1998, by and between ZymeTx and OMRF incorporated herein by reference to Exhibit 10.17 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1998.

10.9 Lease Agreement (the "Lease Agreement") dated May 10, 1996, by and between ZymeTx and Presbyterian Health Foundation, incorporated by reference to Exhibit 10.22 to the Registration Statement.

10.10 Non-Competition Agreement between ZymeTx and Craig D. Shimasaki, Ph.D., incorporated by reference to Exhibit 10.21 to the Registration Statement.

10.11 Amendment to Lease Agreement dated effective December 1, 1998, incorporated herein by reference to Exhibit 10.20 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.12 Amendment No. 1 to Executive Services Agreement, dated as of July 1, 1999, by and between ZymeTx and Peter G. Livingston, incorporated herein by reference to Exhibit 10.21 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.13 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Peter G. Livingston, incorporated herein by reference to Exhibit 10.22 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.14 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Craig D. Shimasaki, incorporated herein by reference to Exhibit 10.23 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.15 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Charles E. Seeney, incorporated herein by reference to Exhibit 10.24 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.16 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Gary W. Pedersen, incorporated herein by reference to Exhibit 10.25 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.17 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Robert Hudson, M.D. , incorporated herein by reference to Exhibit 10.26 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.18 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and G. Carl Gibson, incorporated herein by reference to Exhibit 10.27 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

10.19 Executive Services Agreement, dated as of January 1, 2000, by and between ZymeTx and Norman R. Proulx (filed electronically herewith).

10.20 Purchase Agreement dated October 13, 2000, by and between ZymeTx and investors identified therein (filed electronically herewith).

10.21 Form of Common Stock Purchase Warrant dated October 13, 2000, issued in connection with the Purchase Agreement (filed electronically herewith).

10.22 Registration Rights Agreement dated October 13, 2000, issued in connection with the Purchase Agreement (filed electronically herewith).

10.23 Security Agreement dated October 13, 2000 issued in connection with the Purchase Agreement (filed electronically herewith).

27.1           Financial Data Schedule (filed electronically herewith).


(b) REPORTS ON FORM 8-K. During the last quarter of fiscal 1999 ZymeTx filed no Current Reports on Form 8-K.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:                            ZYMETX, INC.



Date: October 13, 2000                 By: /s/  Norman R. Proulx
                                           -------------------------------------
                                           Norman R. Proulx
                                           President and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                     DATE
              ---------                                     -----                     ----

/s/ Norman R. Proulx                            President; Chief Executive       October 13, 2000
-------------------------------------------     Officer; Director
Norman R. Proulx
Principal Executive Officer


/s/ G. Carl Gibson                              V.P., Controller; Secretary;     October 13, 2000
-------------------------------------------     Treasurer
G. Carl Gibson
Principal Financial and Accounting Officer



/s/ James R. Tolbert, III                       Chairman of the Board;           October 13, 2000
-------------------------------------------     Director
James R. Tolbert, III


/s/ William I. Bergman                          Director                         October 13, 2000
-------------------------------------------
William I. Bergman


/s/ Christopher M. Salyer                       Director                         October 13, 2000
-------------------------------------------
Christopher M. Salyer


/s/ J. Vernon Knight, M.D.                      Director                         October 13, 2000
-------------------------------------------
J. Vernon Knight, M.D.


/s/ David E. Rainbolt                           Director                         October 13, 2000
-------------------------------------------
David E. Rainbolt


/s/ Gilbert M. Schiff, M.D.                     Director                         October 13, 2000
-------------------------------------------
Gilbert M. Schiff, M.D.


/s/ William G. Thurman, M.D.                    Director                         October 13, 2000
-------------------------------------------
William G. Thurman, M.D.


/s/ Rand Mulford                                Director                         October 13, 2000
-------------------------------------------
Rand Mulford

                          Index to Financial Statements

Report of Independent Auditors..................................................................................F-2
Balance Sheets at June 30, 1999 and 2000........................................................................F-3
Statements of Operations for the years ended June 30, 1999 and 2000.............................................F-4
Statements of Stockholders' Equity for the years ended June 30, 1999 and 2000...................................F-5
Statements of Cash Flows for the years ended June 30, 1999 and 2000.............................................F-6
Notes to Financial Statements...................................................................................F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZymeTx, Inc.

We have audited the accompanying balance sheets of ZymeTx, Inc. as of June 30, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZymeTx, Inc. at June 30, 1999 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 13, 2000

                                  ZymeTx, Inc.
                                 Balance Sheets

                                                                                               JUNE 30,
                                                                                        1999              2000
                                                                                    ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $     10,565      $  1,357,509
   Marketable securities, available-for-sale                                           8,735,430         2,458,801
   Accounts receivable                                                                   192,038             8,801
   Inventory                                                                           1,500,000         1,900,642
   Prepaid insurance and other                                                            46,563           155,940
                                                                                    ------------      ------------
Total current assets                                                                  10,484,596         5,881,693

Inventory not expected to be realized within one year                                  1,789,931           628,022
Property, equipment and leasehold improvements, net                                      673,934           584,463
Proprietary technology and other intangibles, net                                         77,220            57,419
                                                                                    ------------      ------------
Total assets                                                                        $ 13,025,681      $  7,151,597
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    435,178      $    603,211
   Accrued salaries, wages and benefits                                                  225,065           314,753
   Other accrued liabilities                                                             118,425           290,940
   Current portion of notes payable                                                      100,000            56,880
                                                                                    ------------      ------------
Total current liabilities                                                                878,668         1,265,784

Long term obligations:
   Note payable to stockholder                                                           227,390            94,270
   Deferred lease rentals                                                                241,173           303,300
   Other                                                                                      --            16,348

Commitments (Note 3)

Stockholders' equity:
    Preferred stock $.001 par value; 12,000,000 shares authorized  (none issued
     or outstanding at June 30, 1999 or 2000)                                                 --                --
   Common stock $.001 par value; 30,000,000 shares authorized (6,692,572 shares and 6,837,175 issued and outstanding at June 30, 1999 and June 30,
     2000, respectively)                                                                   6,693             6,837
   Additional paid-in capital                                                         33,557,761        34,141,203
   Accumulated deficit                                                               (21,893,966)      (28,672,807)
   Unrealized holding gains (losses) on marketable securities
       available for sale                                                                  7,962            (3,338)
                                                                                    ------------      ------------
Total stockholders' equity                                                            11,678,450         5,471,895
                                                                                    ------------      ------------
Total liabilities and stockholders' equity                                          $ 13,025,681      $  7,151,597
                                                                                    ============      ============

See accompanying notes.

                                  ZymeTx, Inc.
                            Statements of Operations

                                                     YEAR ENDED JUNE 30,
                                                    1999             2000
                                                -----------      -----------
Revenues                                        $   544,293      $ 1,224,820
Cost of goods sold                                  264,784          643,935
                                                -----------      -----------
Gross Profit                                        279,509          580,885

Operating expenses:
   Research and development                       1,421,938        1,562,387
   Product development                            1,589,053          920,399
   Inventory write-down                           1,341,761          913,861
   Sales and marketing                            3,130,302        1,747,620
   General and administrative                     2,023,995        2,676,547
   Return of in-process technology                       --         (150,000)

                                                -----------      -----------
Total operating expenses                          9,507,049        7,670,814
                                                -----------      -----------
Loss from operations                             (9,227,540)      (7,089,929)

Other income (expense):
   Interest and dividend income                     697,662          347,261
   Interest expense                                 (66,308)         (36,173)
                                                -----------      -----------
Total other income                                  631,354          311,088
                                                -----------      -----------
Net loss                                        $(8,596,186)     $(6,778,841)
                                                ===========      ===========

Basic and diluted net loss per common share     $     (1.29)     $     (1.00)
                                                ===========      ===========

Weighted average common shares outstanding        6,665,883        6,752,274
                                                ===========      ===========

See accompanying notes.

                                  ZymeTx, Inc.
                       Statements of Stockholders' Equity

                                                                                                   ACCUMULATED
                                           COMMON STOCK             ADDITIONAL                         OTHER            TOTAL
                                   ----------------------------       PAID-IN       ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES        PAR VALUE         CAPITAL         DEFICIT      INCOME (LOSS)        EQUITY
                                   ------------    ------------    ------------    ------------    -------------     ------------
Balance at June 30, 1998              6,636,880    $      6,637    $ 33,497,843    $(13,297,780)    $      6,886     $ 20,213,586

Stock options exercised by
   employees and non-employee
   directors                             51,000              51          50,949              --               --           51,000
Stock purchased through
   Employee Stock Purchase                4,692               5           8,969              --               --            8,974
   Plan
Unrealized holding gains on
   marketable securities
   available for sale                        --              --              --              --            1,076            1,076
Net loss                                     --              --              --      (8,596,186)              --       (8,596,186)
                                                                                                                     ------------
Total comprehensive loss                     --              --              --              --                        (8,595,110)
                                   ------------    ------------    ------------    ------------     ------------     ------------
Balance at June 30, 1999              6,692,572    $      6,693    $ 33,557,761    $(21,893,966)    $      7,962     $ 11,678,450

Stock options exercised by
   employees and non-employee
   directors                             75,333              75         117,290              --               --          117,365
Stock purchased through
   Employee Stock Purchase Plan          15,652              15          26,144              --               --           26,159
Warrants issued for services                 --              --         327,562              --               --          327,562
Stock issued as compensation
   for services                          53,618              54         112,446              --               --          112,500
Unrealized holding losses on
   marketable securities
   available for sale                        --              --              --              --          (11,300)         (11,300)
Net loss                                     --              --              --      (6,778,841)              --       (6,778,841)
                                                                                                                     ------------
Total comprehensive loss                     --              --              --              --               --       (6,790,141)
                                   ------------    ------------    ------------    ------------     ------------     ------------
Balance at June 30, 2000              6,837,175    $      6,837    $ 34,141,203    $(28,672,807)    $     (3,338)    $  5,471,895
                                   ============    ============    ============    ============     ============     ============

See accompanying notes.

                                  ZymeTx, Inc.
                            Statements of Cash Flows

                                                                         YEAR ENDED JUNE 30,
                                                                       1999             2000
                                                                   ------------     ------------
Cash flow from operating activities
Net loss                                                           $ (8,596,186)    $ (6,778,841)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                      166,088          186,576
     Provision for doubtful accounts and sales returns                       --           77,146
     Inventory write-down                                             1,341,761          913,861
     Return of in-process technology to OMRF                                 --         (150,000)
     Accretion of interest                                               32,506           19,526
     Awards of stock and stock warrants                                      --          256,682
     Deferred lease rentals                                              43,493           62,127
     Changes in operating assets and liabilities:
       Accounts receivable                                             (151,401)         106,091
       Interest receivable on marketable securities                     317,555          122,190
       Prepaid insurance and other                                      116,348           74,005
       Inventory                                                     (2,324,148)        (152,594)
       Accounts payable                                                (271,954)         168,033
       Accrued salaries, benefits and other                             (27,888)           4,125
       Other liabilities                                                123,870          258,074
                                                                   ------------     ------------
Total adjustments                                                      (633,770)       1,945,842
                                                                   ------------     ------------
Net cash used by operating activities                                (9,229,956)      (4,832,999)

Cash flow from investing activities
Purchase of marketable securities available for sale                (19,267,094)     (11,554,525)
Proceeds from sale of marketable securities available for sale       26,625,117       17,697,665
Purchase of property, equipment and leasehold improvements             (265,028)         (67,867)
                                                                   ------------     ------------
Net cash provided by investing activities                             7,092,995        6,075,273

Cash flow from financing activities
Payments on notes payable                                               (25,000)         (38,854)
Exercise of employee stock options                                       51,000          117,365
Stock purchased through employee stock purchase plan                      8,974           26,159
                                                                   ------------     ------------
Net cash provided by financing activities                                34,974          104,670
                                                                   ------------     ------------
Net increase (decrease) in cash                                      (2,101,987)       1,346,944

Cash and cash equivalents at beginning of period                      2,112,552           10,565
                                                                   ------------     ------------
Cash and cash equivalents at end of period                         $     10,565     $  1,357,509
                                                                   ============     ============
Supplemental disclosure of interest paid                           $     32,583     $     32,452
                                                                   ============     ============

See accompanying notes.

                                  ZymeTx, Inc.
                          Notes to Financial Statements
                             June 30, 1999 and 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

ZymeTx, Inc. ("the Company"), a Delaware corporation, is a biotechnology company engaged in the discovery, development and commercialization of unique products for the diagnosis and treatment of viruses. The scientific foundation of the Company is based upon the role of enzymes in the process of viral infection. The year ended June 30, 2000 was the first year the Company had significant revenues from its primary commercial diagnostic product, ZstatFlu. The Company was presented as a Development Stage Company in all periods prior to the year ended June 30, 2000.

The Company has initiated early stages of research regarding therapeutics utilizing its ViraZyme technology for enzymes associated with certain viral diseases; however, the Company will concentrate its efforts during fiscal 2001 on completing developments of improvements to and marketing its influenza diagnostic product, ZstatFlu. The Company expects to devote greater efforts to therapeutic development in fiscal 2002 and beyond, depending upon capital resource availability. These projects which will involve experimental and unproven technology, may require many years and substantial expenditures to complete, and may ultimately be unsuccessful.

                                  ZymeTx, Inc.
                          Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MANAGEMENT'S PLANS

In establishing the Company's operating plans for fiscal 2001 including the amount of inventory of ZstatFlu products to produce for the 2000-2001 influenza season, the Company has assumed that the availability of influenza therapeutics will significantly improve the market opportunity for influenza diagnostic products such as ZstatFlu. The Company estimates that it will expend approximately $1.1 million to produce 500,000 units of ZstatFlu for sale in fiscal 2001. This level of production represents approximately 400,000 more units than the Company sold in fiscal 2000.

Assuming a unit sales price of $13.70, revenues from 500,000 unit sales would approximate $6.9 million and, if the Company is otherwise meeting budgeted expenditures for fiscal 2001, the Company will utilize cash in its operating and investing activities of $.8 million in fiscal 2001. Assuming this level of unit sales, expenditures approximating those budgeted and $1.8 million of net proceeds raised from the sale of the senior secured convertible debentures in October 2000 (Note 9), working capital will be sufficient to continue operations at least into fiscal 2002.

Unit sales at a level less than 500,000 will cause the Company to use more of its existing working capital to finance operations. Based upon the same unit sales price and compliance with budgeted expenditures, if the Company sells 200,000 units, revenue from diagnostic sales would approximate $2.7 million. Assuming this level of unit sales, expenditures approximating those budgeted and $1.8 million of net proceeds from the sale of the senior secured convertible debentures, the Company's cash and marketable securities position at June 30, 2001, is expected to be less than $1 million. This would require the Company to secure additional working capital to fund operations in fiscal 2002. If sales are substantially less than 200,000, the Company may not have sufficient working capital to sustain operations for the fourth quarter of fiscal 2001 without securing additional working capital beyond that presently available.

The market for influenza therapeutics did not exist before the 1999-2000 influenza season. This fact makes it is difficult to project the usage of therapeutics for the 2000-2001 influenza season. For this reason it is also difficult to predict the number of influenza diagnostic products which will be sold to detect influenza in the patients for whom the drug is prescribed. The Company believes that there are a number of factors which indicate that the Company has an opportunity to sell 500,000 units of ZstatFlu in fiscal 2001 including the following:

         1. The Company estimates that approximately .8 million prescriptions of therapeutics were dispensed while .8 million tests of influenza diagnostics, such as ZstatFlu, were sold.

         2. Market studies for the influenza therapeutics indicate that influenza therapeutic sales could reach 20 million prescriptions by the year 2004.

         3. A recent warning by the Food and Drug Administration was issued to all health care professionals regarding the danger of prescribing a therapeutic based simply on clinical interpretation without a definitive influenza diagnosis.

Based on these and other factors, the Company has estimated that the market for influenza therapeutics for the 2000-2001 influenza season will range from 2.5 million to 4.0 million prescriptions, representing an increase ranging from 300% to 500% of 1999-2000 sales. The Company has assumed that the sales increases of ZstatFlu would parallel that of influenza therapeutics, resulting in sales of 500,000 to 750,000 units in fiscal 2001 which also reflects an increase in the Company's market share in the 2000-2001 influenza season from the 1999-2000 influenza season. The Company has assumed an increase in market share will result from retargeting their marketing efforts more towards hospitals where the Company believes the majority of the diagnostic units were consumed in the 1999-2000 influenza season.

There are a number of reasons why the factors considered by the Company in making assumptions about sales in fiscal 2001 may not result in increased sales of ZstatFlu. Even though the market potential for influenza therapeutics may be substantial over a long term, there may not be an increase in sales of influenza therapeutics for the 2000-2001 influenza season on the level anticipated by the Company. In addition, the Company may not increase its market share despite an increase in the market for influenza diagnostics.

If additional working capital is required, the Company cannot assure that financing will be available on terms satisfactory to the Company, or that such financing will be available at all. If the Company has significant losses and is unsuccessful in securing financing to provide the Company with operating capital, then the Company will be required to consider other options, including sale of the Company, sale of significant assets of the Company or dissolution of the Company.

In order to provide additional working capital should unit sales be less than 500,000 units, on October 13, 2000, the Company closed the sale of $2.0 million of Senior Secured Convertible Debentures (the "Debentures"). These Debentures are due in October 2002 if not earlier converted to common stock and assuming no events occur which provide the buyer the opportunity to exercise put options provided for in the instruments. See Note 9.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid debt investments with maturities of 90 days or less when purchased.

                                 ZymeTx, Inc.
                  Notes to Financial Statements (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments in marketable securities have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The securities mature within one year and the amortized cost basis, aggregate fair value, and unrealized holding gains at June 30, 1999 and 2000 are summarized below:

                                                              AMORTIZED     AGGREGATE      UNREALIZED
                                                                COST          FAIR           HOLDING
                                                                BASIS         VALUE           GAINS
                                                             -----------   -----------    ------------
1999:
   Corporate debt securities                                 $ 7,962,401   $ 7,970,363    $     7,962
   U.S. states and political subdivision debt securities         765,067       765,067             --
                                                             -----------   -----------    -----------
                                                             $ 8,727,468   $ 8,735,430    $     7,962
                                                             ===========   ===========    ===========

2000:
   Corporate debt securities                                 $ 1,970,404   $ 1,969,650    $      (754)
   Bankers Acceptance                                            491,735       489,151         (2,584)
                                                             -----------   -----------    -----------
                                                             $ 2,462,139   $ 2,458,801    $    (3,338)
                                                             ===========   ===========    ===========

                                  ZymeTx, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventories are carried at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                                      JUNE 30,
                                                 1999         2000
                                              ----------   ----------

Raw Materials                                 $2,052,534   $1,503,431
Work in process                                  976,441      248,443
Finished goods                                   260,956      776,790
                                              ----------   ----------
                                               3,289,931    2,528,664
Less amounts not expected to be
 realized in one year                          1,789,931      628,022
                                              ----------   ----------
                                              $1,500,000   $1,900,642
                                              ==========   ==========

Inventory not expected to be realized in one year is primarily comprised of the raw material used in ZstatFlu, which is expected to be realized for unit sales in fiscal 2002 and 2003.

The inventory in the accompanying balance sheet at June 30, 2000, consists of costs related to ZstatFlu. The market for influenza diagnostics grew during fiscal year 2000, largely due to the introduction of influenza therapeutics produced by other companies during the year. However, there are no assurances that this market will continue to develop and accordingly, there are no assurances that the Company's investment in its ZstatFlu inventory will be recoverable. In addition, improvements in the delivery of the Company's diagnostic as a result of its research and development program or new products from competitors may render a portion of the inventory on hand at June 30, 2000, obsolete in the near term. In fiscal 2000 the carrying value of inventory was written down as a result of new packaging designs and improvements to the Company's influenza diagnostic which rendered certain existing inventory unsaleable. Fiscal year 2000 inventory write-downs totaled $913,861 ($1,341,761 in 1999).

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed using the straight-line method over three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

ADVERTISING COSTS

Advertising campaign costs are expensed the first time the target of the campaign is contacted. Total advertising and promotion expenses were $497,190 and $27,765 for the years ended June 30, 1999 and 2000, respectively.

PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

Amortization of proprietary technology and other intangibles acquired is computed using the straight-line method over periods of between five and ten years. Accumulated amortization aggregated $59,409 and $79,212 as of June 30, 1999 and 2000, respectively.

                                  ZymeTx, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

USE OF ESTIMATES AND OTHER UNCERTAINTIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for the fixed-rate note payable has been discounted and approximates its fair value inasmuch as the Company believes the discount rate

                                  ZymeTx, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

approximates its incremental borrowing rate at June 30, 2000 (Note 4 -- Related Party Transactions). Other financial instruments have a fair value approximating their carrying amount due to the short maturity of those instruments or due to the criteria used to determine carrying value in the financial statements.

REVENUE RECOGNITION

The Company utilizes independent distributors in the dissemination of ZstatFlu. The independent distributors specify the quantities which they hold for dissemination, assume the liability for damage or loss of merchandise and retain the right of return of such merchandise at the original purchase price less a restocking charge. Inasmuch as the Company cannot estimate the amount of future returns, the merchandise shipped to and held by the independent distributors is not reported as revenue until it is shipped from the independent distributors' warehouses to the end users.

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

                                  ZymeTx, Inc.

2. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, stated at cost, are summarized as follows:

                                                             YEAR ENDED JUNE 30,
                                                             1999           2000
                                                         -----------    -----------

Laboratory equipment                                     $   334,566    $   277,308
Manufacturing equipment                                      225,913        328,278
Computer equipment                                           243,944        285,262
Office furniture, equipment and leasehold improvements       147,591        148,578
                                                         -----------    -----------
                                                             952,014      1,039,426
Less accumulated depreciation                               (278,080)      (454,963)
                                                         -----------    -----------
                                                         $   673,934    $   584,463
                                                         ===========    ===========

3. COMMITMENTS

OPERATING LEASES

In January 1997, the Company consolidated substantially all of its operations, research, marketing and administrative functions into newly constructed facilities leased from a stockholder of the Company. This lease provided for no rent payable the first two years and a fixed rate thereafter for the remaining eight years ("Base Rent"). The Company incurred certain leasehold improvements that exceeded the defined tenant improvement allowance (the "Tenant Allowance Overage") provided for under the lease. This Tenant Allowance Overage bears interest at a rate of 10% over the repayment term of 60 months, with interest only due for the first 24 months and principal and interest due monthly over the final 36 months of the repayment term. The Tenant Allowance Overage payments are due in addition to the Base Rent. The Company is recognizing the total facility lease payments, including the Tenant Allowance Overage, on a straight-line method over the entire term of the lease agreement. Accordingly, as of June 30, 1999 and 2000, the Company has accrued a deferred lease rental liability of $241,173 and $303,300, respectively. As additional consideration for the lease, this stockholder received warrants to purchase 27,706 shares of Common Stock at an exercise price of $2.31 per share.

                                  ZymeTx, Inc.

3. COMMITMENTS (CONTINUED)

In April 1998, the Company signed an amendment to the lease agreement with an effective date of December 1, 1998. The amendment increased the amount of leased space at the current facilities up to approximately 46,000 rentable square feet. In September 1999, the Company signed an amendment effective November 1, 1999, reducing rentable square feet by 9,988 to 35,645. In February, 2000, the Company subleased a portion of this additional space to a third party. Income from this sublease totaled $40,775 in fiscal 2000.

Net rental expense related to the leased facilities during 1999 and 2000 was $157,918 and $285,281, respectively.

Future minimum lease commitments as of June 30, 2000 are as follows.

Year ended June 30:
   2001 (A)                                               $   82,961
   2002 (A)                                                  163,394
   2003                                                      286,104
   2004                                                      286,104
   2005                                                      286,104
   Thereafter (laboratory and office space to 2007)          476,840
                                                          ----------
Total minimum lease payments, net                         $1,581,507
                                                          ==========

(A) Net of sublease rentals of $203,143 and $122,710 in 2001 and 2002, respectively.

LICENSE AGREEMENT COMMITMENTS

In connection with license agreements with a related party, the Company has committed to make royalty and other technology product development progress payments. See Note 4 -- Related Party Transactions.

                                  ZymeTx, Inc.

3. COMMITMENTS (CONTINUED)

OTHER

In April 1999, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company terminates the officer's employment or if the officer terminates employment with the Company for good reason, as defined. These agreements require the Company to make a severance payment to the executive officers up to 2 times their Base Compensation, as defined, upon termination. A provision for these benefits will not be made until a change in control is probable. The Company incurred a charge of approximately $175,000 in 2000 related to the severance of its former President and Chief Executive Officer.

In 1999, the Company established a severance plan for certain other employees. Employees are qualified for a severance payment based on their annual salary exceeding the specified annual salary in the plan and involuntary termination. Due to the uncertainty of future involuntary terminations, there is no accrual at June 30, 1999 or 2000 for future payments by the Company under this plan, if any. The Company incurred a charge of approximately $117,000 related to employees terminated under this plan in 1999 (none in 2000).

On October 1, 1999, the Board of Directors approved the employment agreement of Norman Proulx, the Company's Chief Executive Officer. A component of the employment agreement included the award of 50,000 common shares of stock and reimbursement of all Federal and state taxes associated with the stock award. The value of the stock award and the related taxes ($198,000) was charged to general and administrative expense in fiscal 2000. In February 2000, the Board of Directors extended Mr. Proulx's employment agreement through June 2001. Terms of the employment agreement include, among other things, the payment of cash bonuses based on obtaining certain goals including e-commerce sales, cash flow objectives, diagnostic test unit sales and the average daily common stock price. During fiscal 2000, the Company recognized a charge to operations related to the bonus provisions of $50,000.

In conjunction with the issuance of certain stock warrants described in Note 5, the Company entered into an agreement with a provider of marketing services. Under the terms of the agreement, the marketer may earn up to $280,000 cash and 160,000 additional warrants with an exercise price of $2.31 based on the number of diagnostic product units sold by the marketer during the contract term. The contract is cancelable by the Company after one year with 90 days notice. As of June 30, 2000, no expense has been recognized associated with this contingent marketing provision of the agreement.

                                  ZymeTx, Inc.

4. RELATED PARTY TRANSACTIONS

During 1999 and prior years OMRF, a stockholder, provided on a marginal cost basis, significant support and collaborative resources permitting the Company to access state-of-the-art facilities, equipment, services and personnel. For the year ended June 30, 1999, OMRF charged the Company $137,153 related to such arrangement. Substantially all of such costs have been charged to research and development and general and administrative expenses. During 1999 the Company internalized much of this expense, thus eliminating expenditures to OMRF.

In connection with a fiscal 1997 license agreement covering all of the patents which comprise the ViraZyme technology, the Company executed a note (the "Note") with OMRF, a stockholder. The Note had a face value of $425,000 and provided for an interest free period of 24 months following execution and interest at 8% thereafter. The Note was discounted to its estimated fair value at the date of issuance.

In fiscal 2000, the Company returned certain warranted in-process technology acquired in fiscal 1998 from OMRF and reached an agreement with them for a refund of approximately $186,000. After the refund was applied against the Note, the Company recognized a gain of $150,000 which was equal to the change in the fair value of the Note resulting from this transaction. This gain is reflected in the accompanying fiscal 2000 statement of operations.

Imputed interest for the years ended June 30, 1999 and 2000 included in the accompanying statements of operations aggregated $32,506 and $19,526, respectively.

Following the Note restructuring, quarterly principal and interest payments have been reduced to $16,753 for the remaining term of the Note which runs through May 2003. Principal Note payments as of June 30, 2000 for the remaining term are as follows: 2001 - $56,880; 2002 - $49,292; and 2003 - $44,978.

                                  ZymeTx, Inc.

4. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company leases certain facilities from a stockholder, as discussed in Note 3
- Commitments. The Company recognized net rent expense totaling $157,918 and $285,281 in 1999 and 2000, respectively, related to its facilities that are leased from this stockholder. In management's opinion, these license and lease transactions were conducted on no less favorable terms than those which could have been obtained from unrelated third parties.

5. STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

In July 1997, the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 16,500,000 shares to 30,000,000 shares and increasing the number of authorized shares of Preferred Stock from 10,000,000 shares to 12,000,000 shares. The Preferred Stock may be issued in one or more series, with such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as shall be set forth in a resolution of the Company's Board of Directors providing for the issue thereof.

WARRANTS

During fiscal 2000, the Company entered into several agreements for services in exchange for common stock warrants aggregating 165,000 shares at the exercise price of $2.31 per share. Additionally, certain of these agreements provide for the issuance of additional common stock warrants of up to 160,000 additional shares at an exercise price of $2.31 upon achieving certain minimum unit sales benchmarks. For the fiscal year ended June 30, 2000, $129,032 was charged to operations related to these common stock warrants.

                                  ZymeTx, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

At June 30, 2000, there were warrants outstanding and shares of the Company common stock reserved for the purchase of an aggregate of 997,727 shares of the Company's common stock exercisable at prices ranging from $2.31 to $12.40 (a weighted average of $4.86 per share) which expire from November 2001 through October 2005 (Notes 3 and 4).

In early fiscal 2001 the Company entered into several agreements for such services as marketing, information technology and public relations for which common stock warrants aggregating 136,000 shares were granted at an exercise price of $2.00. Under the terms of the grants, these awards generally have a contractual life of five to ten years and vest over periods ranging from nine months to three years. Additionally, in fiscal 2001, 230,000 common stock warrants with an exercise price of $3.43 per share were issued to underwriters involved with the Company's initial public offering. These warrants include a call feature (at $3.43 per share) exercisable by the Company if the common stock exceeds $5.50 for five consecutive days.

RIGHTS PLAN

In February 1999, the Company's Board of Directors adopted a rights plan (the "Rights Plan") designed to protect the long-term interest of ZymeTx and its stockholders in the event of an unsolicited takeover attempt. On February 3, 1999, the Company declared, under the Rights Plan, a tax-free dividend distribution of one share purchase right ("Right") for each outstanding share of Common Stock to stockholders of record as of the close of business. Each Right entitles the holder to buy 1/1000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $47.50 (a total of 20,000 shares of the Company's Preferred Stock have been designated under the Rights Plan). The terms of the Rights Plan provide that the Rights will be exercisable for Preferred Shares only if a person or group acquires beneficial ownership of 20% or more of the Company's common shares or commences an offer that would result in such person or group owning 20% or more of the Common Shares without approval of the Board of Directors. The holders of the Rights, other than the acquiring person(s) would then have the right to receive upon exercise the Company's common stock having a value equal to two times the exercise price. The Company will be entitled to redeem the Rights at $.001 per Right at any time prior to the tenth day following a public announcement that a person or group has acquired 20% or more of the Company's Common Shares. The Rights will expire on February 3, 2009.

                                  ZymeTx, Inc.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for options granted prior to the initial public offering were estimated at the date of grant using a minimum value option pricing model. The fair value of options granted subsequent to the initial public offering was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 2000, respectively: risk free interest rate of 6.0% and 6.3%; no dividend yield; a volatility factor of the expected market price of the Company's stock of .93 and .92; and a weighted average expected life of the option of seven years and six years.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      YEAR ENDED JUNE 30,
                                                      1999           2000
                                                  ------------   ------------

Net loss applicable to common stock               $(8,766,828)   $(7,243,258)
Net loss per common and common equivalent share         (1.32)         (1.07)

                                  ZymeTx, Inc.

6. STOCK OPTION AND STOCK PURCHASE PLAN (CONTINUED)

In 1997, the Company adopted stock option plans for employees, the ZymeTx, Inc. Stock Option Plan (the "Employees' Plan") as well as for non-employees, the ZymeTx, Inc. Director Stock Option Plan (the "Directors' Plan") (collectively, the "Plans"). During fiscal 2000, the Company established the Consultant Stock Option Plan, which has been approved by the Board of Directors and is awaiting shareholder approval. If the plan is approved, it will provide for the issuance of up to 100,000 options to non-employees. During fiscal year 2000, the Company granted 55,000 options under the Consultant Stock Option Plan, exercisable at a weighted average price of $2.41 per share. As of June 30, 2000, there are 38,148 shares of common stock available for issuance under both the Employees' Plan and the Directors' Plan. There are two forms of options: options intended to qualify as incentive stock options ("ISO Options") under the Employees' Plan and the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified options under the Directors' Plan (the "Nonqualified Options"). Options granted under the Employees' Plan prior to October 1, 1999, become exercisable 25% per year and are fully vested after four years. For those options granted on or after October 1, 1999, ISO Options become exercisable 50% on each of the first two anniversary dates for executive officers and 25% on the date of grant and 25 % and 50% on the first and second anniversary dates for non-executive employees of the Company. Nonqualified options generally become exercisable 33% per year and are fully vested after three years. All options under the Plans lapse 10 years from the date of grant.

Activity in the Company's Employees' Plan during 1999 and 2000 is as follows:


                                                      1999                    2000
                                              -------------------     --------------------
                                                         WEIGHTED                 WEIGHTED
                                                          AVERAGE                  AVERAGE
                                                         EXERCISE                 EXERCISE
                                               SHARES      PRICE        SHARES      PRICE
                                              --------   --------     ---------   --------

Outstanding options at beginning of period    364,250    $   1.65      393,974    $   2.30
Granted                                        72,824        4.94      304,387        2.26
Exercised                                     (26,000)       1.00      (75,333)       1.56
Surrendered, forfeited or expired             (17,100)       3.45     (288,759)       1.76
                                              -------                 --------
Outstanding options at end of period          393,974        2.30      334,269        2.89
                                              =======                 ========

Exercisable at end of period                  199,125        1.24       49,376        3.31
                                              =======                 ========

Weighted average fair value of options
  granted during period                                  $   2.69                 $   1.53

                                  ZymeTx, Inc.

6. STOCK OPTION AND STOCK PURCHASE PLAN (CONTINUED)

Outstanding options to acquire 279,929 shares of stock at June 30, 2000 had exercise prices ranging from $1.00 - $2.63 per share (29,292 of which are exercisable at a weighted average price of $1.90 per share) and had a weighted average exercise price of $2.18 and remaining contractual life of 9.1 years. The balance of ISO Options outstanding at June 30, 2000 had exercise prices ranging from $4.22 - $6.00 per share (20,084 of which are exercisable at a weighted average price of $5.36 per share) and had a weighted average exercise price of $5.25 and remaining contractual life of 7.7 years.

Activity in the Company's Directors' Plan during 1999 and 2000 is as follows:

                                                             1999                 2000
                                                     -------------------  -------------------
                                                                WEIGHTED             WEIGHTED
                                                                 AVERAGE              AVERAGE
                                                                EXERCISE             EXERCISE
                                                      SHARES     PRICE     SHARES     PRICE
                                                     --------   --------  -------    --------

Outstanding options at beginning of period           115,000     $1.42    200,000     $2.79
Granted                                              115,000      3.82    285,000      2.53
Exercised                                            (25,000)     1.00         --        --
Surrendered, forfeited or expired                     (5,000)     4.22         --        --
                                                     -------              -------
Outstanding options at end of period                 200,000      2.79    485,000      2.63
                                                     =======              =======

Exercisable at end of period                          60,832      1.13    134,165      2.07
                                                     =======              =======

Weighted average fair value of options granted
   during period                                                 $2.68                $1.69

Outstanding options to acquire 430,000 shares of stock at June 30, 2000 had exercise prices ranging from $1.00 - $2.88 per share (103,333 of which were exercisable at a weighted average exercise price of $1.30 per share) and had a weighted average exercise price of $2.19 and remaining contractual life of 8.9 years. The balance of the options outstanding at June 30, 2000 had exercise prices ranging from $4.22 - $4.94 per share (30,832 of which were exercisable at a weighted average exercise price of $4.65 per share) and had a weighted average exercise price of $4.69 and a remaining contractual life of 8.8 years.

                                  ZymeTx, Inc.

6. STOCK OPTION AND STOCK PURCHASE PLAN (CONTINUED)

STOCK PURCHASE PLAN

Effective July 1, 1998, the Company reserved 50,000 shares of its Common Stock for issuance to employees under an employee stock purchase plan (the "ESPP"). Under the ESPP, eligible employees can purchase, through payroll deductions, a specified number of shares of the Company's Common Stock at the lesser of (a) 85% of the official closing price of the Common Stock on the Offering Termination Date, as defined, or (b) 85% of the official closing price of the Common Stock on the Offering Commencement Date, as defined. The options will be continually granted and automatically exercised each quarter in which the Plan is in effect. For the years ended June 30, 1999 and 2000, 4,692 and 15,652 shares of stock were purchased though the Employee Stock Purchase Plan. Proceeds received by the Company for the years ended June 30, 1999 and 2000 totaled $8,974 and $26,159 or $1.91 and $1.67 per share, respectively.

                                  ZymeTx, Inc.

7. INCOME TAXES

The provision for income taxes differs from the expected income tax using the federal statutory rate on loss before income taxes due to the following:

                                                  YEAR ENDED JUNE 30,
                                               1999                2000
                                          ---------------    ---------------

Benefit at federal statutory rate         $   (2,922,703)    $   (2,304,806)
Other                                            (33,207)           (48,647)
State tax benefit                               (321,729)          (243,354)
Operating loss not benefited                   3,277,639          2,596,807
                                          --------------     --------------
                                          $           --     $           --
                                          ==============     ==============

Deferred tax assets and liabilities, resulting from differences in the timing of recognition of revenues and expenses, consist of the following:

                                                              YEAR ENDED JUNE 30,
                                                              1999           2000
                                                          ------------   ------------

Deferred tax liability:
   Tax depreciation in excess of financial                $     62,353   $     70,034

Deferred tax assets:
   Net operating loss carryforward                           5,247,590      7,591,190
   Research and development credits                            408,363        496,693
   Capitalization of certain costs as inventory for
        tax Purposes                                           733,036        829,289
   Other                                                        32,964        109,269
                                                          ------------   ------------
                                                             6,421,953      9,026,441
   Valuation allowance                                      (6,359,600)    (8,956,407)
                                                          ------------   ------------
   Net deferred tax assets                                      62,353         70,034
                                                          ------------   ------------
         Net deferred tax liability                       $         --   $         --
                                                          ============   ============

                                  ZymeTx, Inc.

7. INCOME TAXES (CONTINUED)

As of June 30, 2000, the Company had a federal net operating loss carryforward of approximately $20.1 million. The net operating loss carryforward will expire from 2010 through 2020, if not utilized.

Because of the Company's lack of earnings history, the net deferred tax asset comprised of its net operating loss carryforward has been fully offset by a valuation allowance. The valuation allowance increased by $3.3 million and $2.6 million in 1999 and 2000, respectively.

8. EMPLOYEE BENEFIT PLAN

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. Company contributions are made at the discretion of the compensation committee. The Company matched 2% of employee contributions amounting to $9,369 and $15,459 in 1999 and 2000, respectively.

9. SUBSEQUENT EVENT

On October 13, 2000, the Company closed the sale of $2.0 million of Senior Secured Convertible Debentures (the "Debentures") to a private investor (the "Investor"), resulting in net proceeds to the Company of approximately $1.8 million. The Debentures bear interest at 5%, which is payable May 1 and November 1 of each year, at the option of the Company, in cash or common stock or by adding the interest to the outstanding principal due under the Debenture, and mature in October 2002. The Debentures are convertible to common stock at the option of the Investor based on a conversion price based on the weighted average price of the Company's common stock for ten days prior to certain periodic anniversaries of the issuance of the Debentures, and are secured by a first priority interest in substantially all of the Company's assets. The Debentures prohibit the Company from declaring and paying dividends on its common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the Debentures to $1 million. The initial conversion price at the date of closing was $3.12 per share. The Company is required to reserve for future issuance 200% of the shares and warrants to be issued upon conversion and exercise of the debentures and associated warrants by the Investor and register the Company's common stock underlying the Debentures and warrants. The agreements provide for certain penalties ranging from $60,000 to $100,000 per month for each month or partial month after 120 days from the closing in which the registration of these shares is not declared effective by the Securities and Exchange Commission. Following the registration of such shares, the Debentures are convertible into the Company's common stock at the option of the Company if the closing bid price of the Company's common stock trades at 150% of the Initial Conversion Price ($4.69 per share), for 15 consecutive days. The Company has the option, following registration and assuming no event of default has occurred, to redeem the Debentures if the conversion price at any subsequent periodic anniversary date is lower than the initial conversion price, at their liquidation value plus 12%. The Debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that the Company sells equity at less than market prices and put options at the discretion of the Investor, which allow the Investor to demand repayment of the Debentures at their carrying value plus 20%. These put options become available to the Investor upon the occurrence of certain events, including the following: i) the registration statement of the Debentures has not been declared effective within one year following closing, ii) following registration of the Company's common stock underlying the Debentures, the Investor does not have the ability to "freely trade" the underlying common stock, or iii) if a change of control occurs. Further, if an event of default (which includes, among other things, the nonpayment of interest when due, failure to perform under related agreements and/or other agreements in an amount exceeding $25,000, and becoming insolvent) occurs and is continuing, the Investor may declare the Debentures immediately due and payable.

In conjunction with the issuance of the Debentures to the Investor, the Company issued warrants to the Investor for the purchase of 180,000 shares of common stock at a price of $3.17, exercisable for a period of five years following closing. The Company also issued approximately 45,000 warrants to a placement agent involved in the transaction which are exercisable at $3.43 per share for a period of five years following closing. The fair value of these warrants will be recognized as debt discount. Further, if the Investor converts the Debentures into the Company's common stock when the closing bid price of the common stock is greater than $4.00 per share, then for every ten shares received upon conversion, the Investor will receive one warrant to purchase one share of the Company's common stock at $4.00 per share, exercisable for a period of five years following conversion.

The agreement also allows the Investor, for 270 days following the closing, to purchase up to $1.0 million worth of additional Debentures at the initial purchase price, with warrants for an additional 90,000 shares of the Company's common stock. Within 30 days from closing, the Company has the option to sell an additional $1 million of debentures, at the same terms, to other investors that may include related parties.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 3.1 Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration
               Statement No. 333-33563 (the "Registration Statement").

 3.2           Amended and Restated Bylaws, incorporated herein by reference to
               Exhibit 3.2 to the Registration Statement.

 4.1           5% Senior Secured Convertible Debenture Due October 13, 2002
               (filed electronically herewith).

 4.2           Form of Warrant Agreement between ZymeTx and Capital West
               Securities, Inc. incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

 4.3 ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.3 to the Registration Statement.

 4.4 ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

 4.5 ZymeTx, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.5 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

 4.6           Rights Agreement dated February 3, 1999, by and between ZymeTx,
               Inc. and American Stock Transfer and Trust Company incorporated herein by reference to Exhibit 99.1 of the ZymeTx Current Report on Form 8-K filed February 5, 1999.

 10.1          Form of Common Stock Purchase Warrant issued in connection with
               Bridge Loan Agreement, incorporated herein by reference to
               Exhibit 10.5 to the Registration Statement.

 10.2 Placement Agent Warrant Agreement dated July 29, 1996, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

 10.3 License Agreement dated as of May 1, 1996, by and between ZymeTx and OMRF, incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

 10.4 Promissory Note dated May 15, 1996, in the principal amount of $425,000, issued in favor of OMRF, incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

 10.5          Common Stock Purchase Warrant dated May 15, 1996, granted to
               OMRF, incorporated herein by reference to Exhibit 10.10 to the Registration Statement.

 10.6          Executive Services Agreement dated July 1, 1997 by and between
               ZymeTx and Peter G. Livingston, incorporated herein by reference to Exhibit 10.15 to the Registration Statement.

 10.7 Placement Agent Warrant Agreement dated August 5, 1997, by and between ZymeTx and Spencer Trask, incorporated herein by reference to Exhibit 10.17 to the Registration Statement.

 10.8          License Agreement dated May 22, 1998, by and between ZymeTx and
               OMRF incorporated herein by reference to Exhibit 10.17 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended
               June 30, 1998.

 10.9 Lease Agreement (the "Lease Agreement") dated May 10, 1996, by and between ZymeTx and Presbyterian Health Foundation, incorporated by reference to Exhibit 10.22 to the Registration
               Statement.

 10.10         Non-Competition Agreement between ZymeTx and Craig D. Shimasaki,
               Ph.D., incorporated by reference to Exhibit 10.21 to the Registration Statement.

 10.11 Amendment to Lease Agreement dated effective December 1, 1998, incorporated herein by reference to Exhibit 10.20 of the ZymeTx
               Annual Statement on Form 10-KSB for the fiscal year ended June
               30, 1999.

 10.12         Amendment No. 1 to Executive Services Agreement, dated as of July
               1, 1999, by and between ZymeTx and Peter G. Livingston, incorporated herein by reference to Exhibit 10.21 of the ZymeTx
               Annual Statement on Form 10-KSB for the fiscal year ended June
               30, 1999.

 10.13 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Peter G. Livingston, incorporated herein by reference to Exhibit 10.22 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

 10.14 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Craig D. Shimasaki, incorporated herein by reference to Exhibit 10.23 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

 10.15 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Charles E. Seeney, incorporated herein by reference to Exhibit 10.24 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

 10.16 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Gary W. Pedersen, incorporated herein by reference to Exhibit 10.25 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

 10.17 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and Robert Hudson, M.D. , incorporated herein by reference to Exhibit 10.26 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

10.18 Severance Compensation Agreement, dated April 14, 1999, by and between ZymeTx and G. Carl Gibson, incorporated herein by reference to Exhibit 10.27 of the ZymeTx Annual Statement on Form
               10-KSB for the fiscal year ended June 30, 1999.

10.19 Executive Services Agreement, dated as of January 1, 2000, by and between ZymeTx and Norman R. Proulx (filed electronically herewith).

10.20 Purchase Agreement dated October 13, 2000, by and between ZymeTx and investors identified therein (filed electronically herewith).

10.21 Form of Common Stock Purchase Warrant dated October 13, 2000, issued in connection with the Purchase Agreement (filed electronically herewith).

10.22 Registration Rights Agreement dated October 13, 2000, issued in connection with the Purchase Agreement (filed electronically herewith).

10.23 Security Agreement dated October 13, 2000 issued in connection with the Purchase Agreement (filed electronically herewith).

27.1           Financial Data Schedule (filed electronically herewith).

(b) REPORTS ON FORM 8-K. During the last quarter of fiscal 1999 ZymeTx filed no Current Reports on Form 8-K.