Form 10KSB/A
period 2000-06-30
ZYMETX INC
filed 2000-10-27
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         AMENDMENT NO. 1 TO FORM 10-KSB
(Mark One)

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


         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the name of each director, their age, the year in which the individual first became a director, and the year in which the director's term will expire.

                                                      FIRST BECAME          TERM
        NAME                                           A DIRECTOR          EXPIRES       AGE
        ----                                          ------------         -------       ---
        James R. Tolbert III                               1999              2001         65
        J. Vernon Knight, M.D.                             1996              2002         83
        Rand Mulford                                       2000              2002         57
        William G. Thurman, M.D.                           1997              2002         72
        Christopher M. Salyer                              1998              2001         48
        Gilbert M. Schiff, M.D.                            1994              2001         69
        Norman R. Proulx                                   1999              2003         53
        William L. Bergman                                 1996              2003         69
        David E. Rainbolt                                  1996              2003         44

         James R. Tolbert III has served as our Chairman of the Board since June 1999. Mr. Tolbert has served as Chairman and President of First Oklahoma Corporation, a company that manages a diversified real estate portfolio and distributes insurance and investment products through regional banks, since 1986. Mr. Tolbert has also served as Chairman of the Dean A. McGee Eye Institute in Oklahoma City and is the owner of the Full Circle Bookstore, the largest independently owned bookstore in Oklahoma City.

         J. Vernon Knight, M.D. has held a variety of positions at Baylor College of Medicine since 1966, including Professor and Chairman of the Department of Microbiology and Immunology, Director of the Center for Biotechnology, and Professor and Acting Chairman of the Department of Molecular Physiology and Biophysics. Dr. Knight also served as Clinical Director of the National Institute of Allergy and Infectious Disease at the National Institutes of Health from 1959 until 1966.

         Rand Mulford has served as a managing director of Spencer Trask Holdings, Inc. since July 1999. From March 1999 to June 1999 he served as Senior Vice President of The Immune Response Corporation, and from March 1997 until February 1999 he served as President and Chief Executive Officer of World Blood, Inc. From September 1994 to May 1995, Mr. Mulford served as the President and Chief Operating Officer of Xytronyx, Inc.

         William G. Thurman, M.D. is currently President Emeritus of the Oklahoma Medical Research Foundation. From 1979 until his retirement in 1997, Dr. Thurman served as President and Scientific Director of OMRF. He served as Dean at Tulane University School of Medicine from 1973 until 1975. From 1975 to 1979 Dr. Thurman served as Provost and Vice President for Medical Affairs at the University of Oklahoma Health Sciences Center. Dr. Thurman continues to practice medicine as a pediatric hematologist/oncologist.

         Christopher M. Salyer has served as President, Chief Executive Officer and Chairman of the Board of Directors of CD Warehouse, Inc., a publicly held retailer of recorded music, since August 30, 2000. From December 1997 to August 2000, he served as Chairman and Chief Executive Officer of Medical Arts Laboratory, Inc., the nation's oldest independent medical laboratory. He currently serves as the Chairman of the Board of Accel Financial Staffing, Inc., a temporary services company formed by Mr. Salyer in April 1995.

         Gilbert M. Schiff, M.D., served as President of the Gamble Institute of Medical Research in Cincinnati, Ohio, from 1974 to 1995, and from 1974 to 1992 he was director of the Division of Clinical Research at that institution. The Gamble Institute merged with the Children's Hospital Research Foundation in October 1995 and became the Gamble Program for Clinical Studies, and Dr. Schiff has served as the Program's Director since such time.

         Norman R. Proulx has served as the President and Chief Executive Officer of ZymeTx since August 1999. Mr. Proulx has also served as President, Chief Executive Officer and Director of Gynetics, Inc., a privately held women's healthcare company since January 2000. He has served as a director of Talisman Enterprises, Inc., a publicly held company since 1998, and he currently serves as Chairman of the Board. Mr. Proulx previously served as the Managing Director of Cortec Group, a private equity investment firm, from 1997 to 1999. From 1990 to 1996, he served as President and Chief Executive Officer of Seymour Housewares Corporation. Mr. Proulx served as President of Wilkinson Sword Limited from 1984 to 1990. From 1978 to 1984 he served first as the Chief Financial Officer, then as General Manager for Scripto/Wilkinson Sword.

         William I. Bergman has served as President of the Council on Family Health since 1990. Mr. Bergman served in various positions with Richardson-Vicks, Inc., a health and personal care products company, from 1952 until he retired in 1990. From 1985 to 1990 he served as President of Richardson-Vicks USA and, during the same period from 1988 to 1990, he served as Vice President of its parent, the Proctor & Gamble Company.

         David E. Rainbolt, has served as a director of BancFirst Corporation since July 1984. He has also served as President and Chief Executive Officer of BancFirst since January 1992, and as Executive Vice President and Chief Financial Officer from July 1984 to December 1991. Mr. Rainbolt was President of Trencor, Inc. from January 1982 to January 1984.

EXECUTIVE OFFICERS

         Each year the Board of Directors elects the executive officers to serve until the next annual meeting of the Board and until their respective successors are chosen and qualified. Set forth below are the name, age and description of the background and principal occupation of each executive officer who is not a director.

         Craig D. Shimasaki, Ph.D., 44, has served as our Vice President of Research since 1996. From 1993 to 1996 he was employed by OMRF as Visiting Research Scientist. From 1987 until 1993, he served as Executive Director of Research and Department Head of Biochemistry of Symex. From 1983 to 1987 he worked at Genentech, Inc. as a research associate on the purification, characterization and epitope mapping of its gp120 AIDS vaccine. Dr. Shimasaki established the ZymeTx Biochemistry Department and co-developed and implemented a GMP manufacturing documentation system and manufacturing area. He has developed and optimized fluorescent antibody coupling procedures that have resulted in the investigational ViraSTAT parainfluenza MAb kit. His work includes the co-development of the format of the ViraZyme assay. He is a co-inventor of the patent for the method of the ViraZyme influenza viral detection in clinical specimens.

         G. Carl Gibson, 41, has served as our Vice President, Controller, Treasurer and Secretary since 1997. From 1989 to 1997, he was the Chief Operating Officer of First Commercial Bank, Oklahoma. From 1985 to 1989 he was the Chief Financial Officer at Citizens Bank, Oklahoma.

         Robert J. Hudson, M.D., 61, has served as our Medical Director since 1997 and was elected as Vice President of Medical and Marketing in October 1999. From 1996 to 1997 Dr. Hudson operated The Hudson Group, a healthcare consulting firm, and from 1995 to 1996 he served as Senior Vice President and Chief Medical Officer of MetraHealth. He served in various positions at Metropolitan Life Insurance Company from 1989 to 1994, including National Director of Managed Indemnity and PPO, Oklahoma Network Director and Medical Director Tulsa National Medical Management Center. Dr. Hudson was a pediatrician from 1970 to 1989.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of the original and amended Forms 3 and 4 furnished to us during fiscal 2000, we know of the following failures to file reports required by Section 16(a) of the Exchange Act on a timely basis: Mr. Pederson failed to timely file a Form 4 for the sale of common stock during July 1999; Mr. Proulx failed to timely file a Form 4 for the grant of stock options in September 1999; and Mr. Tolbert failed to timely file a Form 4 for the grant of stock options in March 1999.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND OTHER MATTERS

Summary Compensation Table. The following information summarizes the annual and long-term compensation of our President and Chief Executive Officer and the other three most highly compensated executive officers other than our President and Chief Executive Officer, for fiscal years 1998, 1999 and 2000:

                                                                                          LONG TERM
                                                                                      COMPENSATION AWARDS
                                                                                      -------------------

                                                                                          SECURITIES
                                                                                          UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR     SALARY ($)      BONUS ($)       OPTIONS (#)
---------------------------                      ----     ----------     ----------       -----------

Norman R. Proulx(1)                              2000     $  143,602     $   50,000          250,000
President and Chief Executive Officer            1999             --             --               --
                                                 1998             --             --               --


Peter G. Livingston(2)                           2000        157,083         18,125               --
President and Chief Executive Officer            1999        145,000         18,125               --
                                                 1998        146,260         18,125           33,669

                                                                                          LONG TERM
                                                                                      COMPENSATION AWARDS
                                                                                      -------------------

                                                                                          SECURITIES
                                                                                          UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR     SALARY ($)      BONUS ($)       OPTIONS (#)
---------------------------                      ----     ----------     ----------       -----------
Craig D. Shimasaki, Ph.D                         2000        121,667          4,200           50,647
Vice President of Research                       1999        104,583          5,200           13,553
                                                 1998         99,167          5,200               --


Robert J. Hudson, M.D(3)                         2000        159,167         13,660           54,940
Vice President of Medical and Marketing          1999        153,750             --            7,687
                                                 1998        125,000             --           20,000

(1)      Mr. Proulx was named President of ZymeTx on August 9, 2000.

(2) On August 9, 1999, Mr. Livingston's employment was terminated and his options expired November 28, 1999.

(3) Dr. Hudson was Named Vice President of Medical and Marketing on October 1, 1999.

         Stock Options. The following table provides information about grants of stock options made during fiscal 2000 to each of the named executive officers.

                                      NUMBER OF SECURITIES    % OF TOTAL OPTIONS      EXERCISE OR
                                       UNDERLYING OPTIONS    GRANTED TO EMPLOYEES      BASE PRICE
                                            GRANTED           IN FISCAL YEAR (1)      ($/SH.) (2)      EXPIRATION DATE
                                      --------------------   --------------------     -----------      ---------------

Norman R. Proulx                            50,000(3)               9.18%             $     2.00            9/10/09
                                           200,000(4)              36.74%                  2.625             2/1/10
Peter G. Livingston (5)                        -0-                    --                      --                 --
Craig D. Shimasaki, Ph.D                    50,647(6)               9.30%                   2.25            10/1/09
Robert J. Hudson, M.D                       54,940(6)              10.09%                   2.25            10/1/09

----------

(1) We granted employees options to acquire 544,387 shares of our common stock in fiscal 2000.

(2) The exercise price of each option was equal to 100% of the fair market value of the common stock on the date of grant, as determined by the compensation committee of the Board of Directors.

(3) Vests at a rate of 50% on each of September 22, 2000 and September 22, 2001.

(4) Vests at a rate of 50% on each of December 31, 2000 and December 31, 2001.

(5) On August 9, 1999, Mr. Livingston's employment was terminated and 228,669 stock options previously granted to him were cancelled on November 28, 1999.

(6)      Vests at a rate of 50% on each of October 1, 2000 and October 1, 2001.

         OPTION EXERCISES AND YEAR END VALUE TABLE. The following table shows information about the number and estimated value of the unexercised options for the named executive officers at June 30, 2000.

                                                              NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT FISCAL               IN-THE-MONEY
                                  SHARES                               YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)(1)
                                ACQUIRED ON       VALUE       -------------------------------    ---------------------------------
NAME                            EXERCISE (#)   RECEIVED ($)   EXERCISABLE      UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
----                            ------------   ------------   -----------      -------------     -----------         -------------

Norman R. Proulx                     -0-            -0-               -0-            50,000              -0-          $    6,250
                                                                      -0-           200,000              -0-                 -0-

Peter G. Livingston (2)              -0-            -0-               -0-               -0-              -0-                 -0-

Craig D. Shimasaki, Ph.D             -0-            -0-            37,141            32,101       $ 5,672.25                 -0-

Robert J. Hudson, M.D                -0-            -0-            46,313            36,314              -0-                 -0-

(1) Calculated on the basis of the fair market value of the underlying securities at June 30, 2000 ($2.125) minus the exercise price.

(2) On August 9, 1999, Mr. Livingston's employment was terminated and on November 28, 1999 all options held by Mr. Livingston expired.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows information regarding the beneficial ownership of our common stock as of October 20, 2000, by:

o each person we know to be the beneficial owner of at least 5% of our common stock;

o        each named executive officer;

o        each director; and

o        all directors and executive officers as a group.

         Unless otherwise indicated, all stockholders set forth below have the same principal business address as the company.

        Kevin Kimberlin (2)
        c/o Spencer Trask Securities
           Incorporated
        535 Madison Avenue
        New York, New York 10022                                610,248                      8.92%
        US Ventech, Inc.
        c/o Friedli Corporate Finance
        AG Freigustrasse 5
        Zurich, Switzerland 8002                                456,250                      6.67%
        Peter G. Livingston (3)                                     -0-                       -0-
        Norman R. Proulx(4)                                      75,000                        *
        James R. Tolbert III(5)                                  16,667                        *
        William I. Bergman (5)                                   25,000                        *
        Christopher M. Salyer (5)                                16,667                        *
        David L. Rainbolt (6)                                    24,480                        *
        Gilbert M. Schiff, M.D. (5)                              25,000                        *
        J. Vernon Knight, M.D.                                   25,000                        *
        Robert J. Hudson, M.D. (7)                               51,584                        *
        William G. Thurman, M.D. (8)                             22,917                        *
        Craig D. Shimasaki, Ph.D. (9)                            42,598                        *
        Rand Mulford(5)                                          25,000                        *
        All Directors and Executive Officers as a
        Group (12 persons)(10)                                  373,109                      5.25%

----------

* Represents less than 1%.

(1) The persons named in this table have sole voting and investment power with respect to all of the securities shown as beneficially owned by them, except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares of common stock subject to options currently exercisable or exercisable on or before December 19, 2000, are referred to herein as "currently exercisable options", and are deemed outstanding for purposes of computing the percentage of ownership for such person but are not deemed outstanding in computing the percentage of ownership of any other person.

(2) The shares beneficially owned by Mr. Kimberlin include shares held by Oshkim Limited Partners, L.P., and 257,688 shares of common stock subject to warrants held by Oshkim and Spencer Trask Holdings, Inc.

(3) On August 9, 1999, Mr. Livingston was terminated as an officer and director of ZymeTx, Inc and all options held by him expired unexercised on November 28, 1999.

(4)      Includes 25,000 shares subject to currently exercisable options.

(5)      Represents shares subject to currently exercisable options.

(6) Includes 16,667 shares subject to currently exercisable options and includes 7,813 shares beneficially owned by Trend Venture Corp.

(7)      Includes 46,313 shares subject to currently exercisable options.

(8) Includes 16,667 shares subject to currently exercisable options and includes 6,250 shares beneficially owned by the William G. and Gabrielle Thurman Living Trust (12/96).

(9)      Includes 37,141 shares subject to currently exercisable options.

(10)     Includes 271,822 shares subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We entered into an Executive Services Agreement with Norman R. Proulx, our President and CEO, effective January 1, 2000. The agreement provided for an annual salary of $125,000, cash bonuses upon the occurence of certain events and additional consideration of 200,000 qualified stock options. The agreement is terminable by either party at any time upon 30 days notice.

         We entered into an Executive Services Agreement with Peter G. Livingston, our former President and CEO, effective July 1, 1997. The agreement provided for an annual salary of $145,000, and an annual bonus of up to 50% of his annual salary, if and to the extent awarded. The agreement was terminable by either party at any time upon 30 days notice.

         On July 15, 1999 we extended the term of Mr. Livingston's Executive Services Agreement until July 1, 2000. However, on August 23, 1999 we notified Mr. Livingston that his employment was terminated. Under the Executive Services Agreement we are obligated to pay Mr. Livingston his monthly salary for 12 months totaling $145,000 starting on September 23, 1999, and 50% of his previous bonus totaling $9,062.50. Additionally, 57,167 stock options held by Mr. Livingston at the time his employment was terminated became vested and exercisable. Mr. Livingston also was entitled to purchase an aggregate of 211,835 shares of common stock, including those that immediately vested upon notice of his termination. All of the referenced stock options expired on October 23, 1999.

         On July 29, 1996 we entered into a Noncompetition Agreement with Craig
D. Shimasaki, Ph.D. This agreement provides that in the event Dr. Shimasaki's employment is terminated without cause, we will pay Dr. Shimasaki as severance an amount equal to his annual salary at the time of his termination.

         On April 14, 1999, we entered into Severance Compensation Agreements with Mr. Gibson, Dr. Hudson, Mr. Livingston, Dr. Shimasaki and Mr. Seeney. Thereafter, Mr. Seeney resigned and Mr. Livingston was terminated. Each of the agreements provides that if the respective officer is terminated following a change in control, we will pay the officer either:

              o        an amount equal to the officer's annual salary; or

              o        two times the amount of the officer's annual salary.

The amount payable depends on the conditions involved in the change in control. This Severance Compensation Agreement does not apply if the officer is terminated due to disability, retirement, for cause or if such officer resigns.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:                               ZYMETX, INC.


Date:  October 27, 2000           By: /s/ Norman R. Proulx
                                     --------------------------------
                                          Norman R. Proulx
                                          President and Chief Executive Officer

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


                    SIGNATURE                                    TITLE                                DATE
                    ---------                                    -----                                ----

/s/ Norman R. Proulx                                  President; Chief Executive                 October 27, 2000
-------------------------------------------           Officer; Director
Norman R. Proulx
Principal Executive Officer

/s/ G. Carl Gibson                                    V.P., Controller; Secretary;               October 27, 2000
-------------------------------------------           Treasurer
G. Carl Gibson
Principal Financial and Accounting Officer

/s/ James R. Tolbert, III                             Chairman of the Board; Director            October 27, 2000
-------------------------------------------
James R. Tolbert, III

/s/ William I. Bergman                                Director                                   October 27, 2000
-------------------------------------------
William I. Bergman

/s/ Christopher M. Salyer                             Director                                   October 27, 2000
-------------------------------------------
Christopher M. Salyer

/s/ J. Vernon Knight, M.D.                            Director                                   October 27, 2000
-------------------------------------------
J.  Vernon Knight, M.D.

/s/ David E. Rainbolt                                 Director                                   October 27, 2000
-------------------------------------------
David E. Rainbolt

/s/ Gilbert M. Schiff, M.D.                           Director                                   October 27, 2000
-------------------------------------------
Gilbert M.  Schiff, M.D.

/s/ William G. Thurman, M.D.                          Director                                   October 27, 2000
-------------------------------------------
William G. Thurman, M.D.