Form 10KSB/A
period 2000-06-30
ZYMETX INC
filed 2000-11-09
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         AMENDMENT NO. 2 TO FORM 10-KSB
(Mark One)

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

         Christopher M. Salyer has served as President, Chief Executive Officer and Chairman of the Board of Directors of CD Warehouse, Inc., a publicly held retailer of recorded music, since August 30, 2000. From December 1997 to August 2000, he served as Chairman of the Board of Medical Arts Laboratory, Inc., the nation's oldest independent medical laboratory. On November 3, 2000, Medical Arts Laboratory, Inc. filed Chapter 11 bankruptcy. He currently serves as the Chairman of the Board of Accel Financial Staffing, Inc., a temporary services company formed by Mr. Salyer in April 1995.

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

                                                                                                        LONG TERM
                                                                                                    COMPENSATION AWARDS
                                                                                                    -------------------

                                                                                        Restricted      SECURITIES
                                                                                           Stock        UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR     SALARY ($)      BONUS ($)     Award(s)($)     OPTIONS (#)
---------------------------                      ----     ----------     ----------     -----------     -----------

Norman R. Proulx(1)                              2000     $  143,602     $   50,000        $198,063         250,000
President and Chief Executive Officer            1999             --             --              --              --
                                                 1998             --             --              --              --


Peter G. Livingston(2)                           2000        157,083         18,125              --              --
President and Chief Executive Officer            1999        145,000         18,125              --              --
                                                 1998        146,260         18,125              --          33,669

                                                                                                         LONG TERM
                                                                                                         COMPENSATION AWARDS
                                                                                                         -------------------

                                                                                                             SECURITIES
                                                                                       RESTRICTED STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR     SALARY ($)      BONUS ($)      AWARD(s)($)         OPTIONS (#)
---------------------------                      ----     ----------     ----------    ----------------      -----------
Craig D. Shimasaki, Ph.D                         2000        121,667          4,200                 --           50,647
Vice President of Research                       1999        104,583          5,200                 --           13,553
                                                 1998         99,167          5,200                 --               --


Robert J. Hudson, M.D(3)                         2000        159,167         13,660                 --           54,940
Vice President of Medical and Marketing          1999        153,750             --                 --            7,687
                                                 1998        125,000             --                 --           20,000

(1)      Mr. Proulx was named President of ZymeTx on August 9, 1999.

(2) On August 9, 1999, Mr. Livingston's employment was terminated and his options expired November 28, 1999.

(3) Dr. Hudson was Named Vice President of Medical and Marketing on October 1, 1999.

         Stock Options. The following table provides information about grants of stock options made during fiscal 2000 to each of the named executive officers.

                                      NUMBER OF SECURITIES    % OF TOTAL OPTIONS      EXERCISE OR
                                       UNDERLYING OPTIONS    GRANTED TO EMPLOYEES      BASE PRICE
                                            GRANTED           IN FISCAL YEAR (1)      ($/SH.) (2)      EXPIRATION DATE
                                      --------------------   --------------------     -----------      ---------------

Norman R. Proulx                            50,000(3)               9.01%             $     2.00            9/10/09
                                           200,000(4)              36.08%                  2.625             2/1/10
Peter G. Livingston (5)                        -0-                    --                      --                 --
Craig D. Shimasaki, Ph.D                    50,647(6)               9.14%                   2.25            10/1/09
Robert J. Hudson, M.D                       54,940(6)               9.91%                   2.25            10/1/09

----------

(1) We granted employees options to acquire 554,387 shares of our common stock in fiscal 2000.

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

                                                              NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT FISCAL               IN-THE-MONEY
                                  SHARES                               YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)(1)
                                ACQUIRED ON       VALUE       -------------------------------    ---------------------------------
NAME                            EXERCISE (#)   RECEIVED ($)   EXERCISABLE      UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
----                            ------------   ------------   -----------      -------------     -----------         -------------

Norman R. Proulx                     -0-            -0-               -0-            50,000              -0-          $    6,250
                                                                      -0-           200,000              -0-                 -0-

Peter G. Livingston (2)              -0-            -0-               -0-               -0-              -0-                 -0-

Craig D. Shimasaki, Ph.D             -0-            -0-             8,430            60,810       $ 5,672.25                 -0-

Robert J. Hudson, M.D                -0-            -0-            11,921            70,705              -0-                 -0-

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

         We entered into an Executive Services Agreement with Norman R. Proulx, our President and CEO, effective January 1, 2000. The agreement provided for an annual salary of $125,000, cash bonuses upon the occurrence of certain events and additional consideration of 200,000 qualified stock options. The agreement is terminable by either party at any time upon 30 days notice.

         We entered into an Executive Services Agreement with Peter G. Livingston, our former President and CEO, effective July 1, 1997. The agreement provided for an annual salary of $145,000, and an annual bonus of up to 50% of his annual salary, if and to the extent awarded. The agreement was terminable by either party at any time upon 30 days notice.

         On July 15, 1999 we extended the term of Mr. Livingston's Executive Services Agreement until July 1, 2000. However, on August 9, 1999 Mr. Livingston's employment was terminated and on August 23, 1999 we gave Mr. Livingston notice of such termination for purposes of the Executive Services Agreement. Under the Executive Services Agreement we are obligated to pay Mr. Livingston his monthly salary for 12 months totaling $145,000 starting on September 23, 1999, and 50% of his previous bonus totaling $9,062.50. Additionally, 57,167 stock options held by Mr. Livingston at the time his employment was terminated became vested and exercisable. Mr. Livingston also was entitled to purchase an aggregate of 211,835 shares of common stock, including those that immediately vested upon notice of his termination. All of the referenced stock options expired unexercised on October 23, 1999.

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

REGISTRANT:                               ZYMETX, INC.


Date:  November 9, 2000           By: /s/ Norman R. Proulx
                                     --------------------------------
                                          Norman R. Proulx
                                          President and Chief Executive Officer

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


                    SIGNATURE                                    TITLE                                DATE
                    ---------                                    -----                                ----

/s/ Norman R. Proulx                                  President; Chief Executive                 November 9, 2000
-------------------------------------------           Officer; Director
Norman R. Proulx
Principal Executive Officer

/s/ G. Carl Gibson                                    V.P., Controller; Secretary;               November 9, 2000
-------------------------------------------           Treasurer
G. Carl Gibson
Principal Financial and Accounting Officer

/s/ James R. Tolbert, III                             Chairman of the Board; Director            November 9, 2000
-------------------------------------------
James R. Tolbert, III

/s/ William I. Bergman                                Director                                   November 9, 2000
-------------------------------------------
William I. Bergman

/s/ Christopher M. Salyer                             Director                                   November 9, 2000
-------------------------------------------
Christopher M. Salyer

/s/ J. Vernon Knight, M.D.                            Director                                   November 9, 2000
-------------------------------------------
J.  Vernon Knight, M.D.

/s/ David E. Rainbolt                                 Director                                   November 9, 2000
-------------------------------------------
David E. Rainbolt

/s/ Gilbert M. Schiff, M.D.                           Director                                   November 9, 2000
-------------------------------------------
Gilbert M.  Schiff, M.D.

/s/ William G. Thurman, M.D.                          Director                                   November 9, 2000
-------------------------------------------
William G. Thurman, M.D.