Form 10QSB
period 2000-09-30
ZYMETX INC
filed 2000-11-14
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  6,870,728 shares of common stock, $.001 par value, issued and outstanding at
                               November 10, 2000


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

              Balance Sheets - June 30, 2000 and September 30, 2000................................2

              Statements of Operations - Three Months Ended September 30, 1999 and 2000............3

              Statements of Cash Flows - Three Months Ended September 30, 1999 and 2000............4

              Notes to Financial Statements........................................................5

Item 2.       Management's Discussion and Analysis or Plan of Operation............................8


PART II  - OTHER INFORMATION

Item 1        Legal Proceedings...................................................................19

Item 2.       Changes in Securities and Use of Proceeds...........................................19

Item 3.       Defaults Upon Senior Securities.....................................................19

Item 4.       Submission of Matters to a Vote of Security Holders.................................19

Item 5.       Other Information...................................................................19

Item 6.       Exhibits and Reports on Form 8-K....................................................19

SIGNATURES........................................................................................20

                                  ZymeTx, Inc.
                                 Balance Sheets
                (Information at September 30, 2000 is unaudited)

                                                                                    JUNE 30,      SEPTEMBER 30,
                                                                                      2000            2000
                                                                                  ------------    ------------
Current assets:
   Cash and cash equivalents                                                      $  1,357,509    $    702,620
   Marketable securities, available-for-sale                                         2,458,801       1,483,001
   Accounts receivable, net                                                              8,801          61,541
   Inventory                                                                         1,900,642       2,073,301
   Prepaid expenses and other                                                          155,940         484,151
                                                                                  ------------    ------------
Total current assets                                                                 5,881,693       4,804,614

Inventory not expected to be realized within one year                                  628,022         573,944
Property, equipment and leasehold improvements, net                                    584,463         569,884
Proprietary technology and other intangibles, net                                       57,419          52,468
                                                                                  ------------    ------------
Total assets                                                                      $  7,151,597    $  6,000,910
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $    603,211    $    626,267
   Accrued salaries, wages and benefits                                                314,753         223,559
   Other accrued liabilities                                                           290,940         142,416
   Current portion of long term debt                                                    56,880          58,028
                                                                                  ------------    ------------
Total current liabilities                                                            1,265,784       1,050,270

Long term obligations--
   Note payable to stockholder due after one year                                       94,270          84,305
   Deferred lease rentals                                                              303,300         270,389
   Other                                                                                16,348          15,701

Stockholders' equity:
   Preferred stock $.001 par value; 12,000,000 shares authorized (none issued
     or outstanding at June 30, 2000 or September 30, 2000)                                 --              --
   Common stock $.001 par value; 30,000,000 shares authorized (6,837,175 shares and 6,865,430 issued and outstanding at June 30, 2000 and September 30,
     2000, respectively)                                                                 6,837           6,866
   Additional paid-in capital                                                       34,141,203      34,667,266
   Deficit accumulated                                                             (28,672,807)    (30,094,895)
   Unrealized holding gains (losses) on marketable securities available for
     sale                                                                               (3,338)          1,008
                                                                                  ------------    ------------
Total stockholders' equity                                                           5,471,895       4,580,245
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $  7,151,597    $  6,000,910
                                                                                  ============    ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                            Statements of Operations
                                   (Unaudited)



                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             1999                2000
                                        ---------------    ---------------
Revenues:
   Sales, net                           $         9,773    $        64,780
   Cost of sales                                  2,455             33,384
                                        ---------------    ---------------
Gross Profit                                      7,318             31,396

Operating expenses:
   Research and development, net                329,884            209,103
   Product development                          296,843            224,369
   Sales and marketing                          308,740            503,944
   General and administrative                   913,931            556,244
                                        ---------------    ---------------
Total operating expenses                      1,849,398          1,493,660
                                        ---------------    ---------------
Loss from operations                         (1,842,080)        (1,462,264)

Other income (expense):
   Interest and dividend income                 121,993             49,417
   Interest expense                             (15,803)            (9,241)
                                        ---------------    ---------------
Total other income                              106,190             40,176
                                        ---------------    ---------------
Net loss                                $    (1,735,890)   $    (1,422,088)
                                        ===============    ===============

Basic and diluted net loss per common
   share                                $          (.26)   $          (.21)
                                        ===============    ===============

Weighted average common shares
   outstanding                                6,695,774          6,840,125
                                        ===============    ===============



See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   1999               2000
                                                                              ---------------    ---------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                      $    (1,735,890)   $    (1,422,088)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                     48,118             51,556
     Provision for doubtful accounts and sales returns                                100,000                 --
     Accretion of interest                                                              8,133              4,333
     Compensation related to common stock warrants outstanding                             --            218,266
     Deferred lease rentals                                                            43,156            (32,911)
     Changes in operating assets and liabilities:
       Accounts receivable                                                            120,186            (52,740)
       Interest receivable on marketable securities                                    92,818             (8,617)
       Prepaid expenses and other                                                      (2,848)           (51,956)
       Inventory                                                                     (198,613)          (118,581)
       Accounts payable                                                               (94,340)            23,056
       Accrued salaries, benefits and other                                            86,987            (91,194)
       Other liabilities                                                               41,028           (148,524)
                                                                              ---------------    ---------------
Total adjustments                                                                     244,625           (207,312)
                                                                              ---------------    ---------------
Net cash used by operating activities                                              (1,491,265)        (1,629,400)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                                  (5,648,805)          (483,975)
Proceeds from maturities of marketable securities                                   8,585,100          1,472,737
Purchase of property, equipment and leasehold improvements                            (43,593)           (32,026)
                                                                              ---------------    ---------------
Net cash provided by investing activities                                           2,892,702            956,736

CASH FLOW FROM FINANCING ACTIVITIES
Payments on notes payable and other                                                        --            (13,797)
Exercise of employee stock options                                                         --             25,000
Stock purchased through employee stock purchase plan                                    6,435              6,572
                                                                              ---------------    ---------------
Net cash provided by financing activities                                               6,435             17,775
                                                                              ---------------    ---------------
Net increase (decrease) in cash                                                     1,407,872           (654,889)
                                                                              ---------------    ---------------
Cash and cash equivalents at beginning of period                                       10,565          1,357,509
                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                    $     1,418,437    $       702,620
                                                                              ===============    ===============



See accompanying notes to financial statements.

                                  ZYMETX, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ZymeTx, Inc. (the "Company" or "ZymeTx") is engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

o develop products that may be used to diagnose and treat a range of viral diseases

o    earn revenues from marketing ZstatFlu, our first diagnostic product;

o    continue our diagnostic research and development program; and

o    sustain a viral therapeutic research and development program.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year. As long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues may be concentrated in the second and third quarters of each fiscal year.

NOTE 2 - NET LOSS PER SHARE

For the three month period ended September 30, 2000 all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At September 30, 2000, there were warrants outstanding for the purchase of an aggregate of approximately 1,200,000 shares of the Company's common stock exercisable at prices ranging from $2.00 to $4.00 (an average of $2.98 per share) (Note 3). The Company has allocated 1,250,000 shares of common stock (including 250,000 additional shares approved at the September 7, 2000 board meeting subject to shareholder approval) for issuance under the Employees' and Directors' stock option plans, 788,644 of which remain unexercised at September 30, 2000 (exercise prices ranging from $1.00 - $6.00 per share). On November 17, 1999, the Board of Directors approved the ZymeTx, Inc. consultants stock option plan, and a total of 100,000 options are reserved for issuance under the plan, pending approval at the next shareholders meeting. Fifty-five thousand of these options were outstanding at September 30, 2000 (Note 3).

For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 2000 financial statements filed on Form 10-KSB.

NOTE 3 - STOCK OPTIONS, WARRANTS AND AWARDS

During the three month period ended September 30, 2000, the Company issued 136,000 warrants and 25,000 Consultant Stock options (collectively, the "Service Awards") to third parties in exchange for certain marketing and administrative services. The Company expensed approximately $119,000 and increased additional paid in capital by $494,520 related to the fair value of service awards for services received by the Company during the first quarter ended September 30, 2000 and has deferred approximately $421,000 of the fair value of the service awards at September 30, 2000. The deferred value of the Service Awards will be amortized to marketing expenses over the term that services are received by the Company. Under the terms of the grants, the Service Awards generally have a contractual life of 3 to 10 years and have various vesting schedules.

In addition, the Company repriced 230,000 warrants issued to underwriters in conjunction with the Company's 1997 initial public offering. These warrants were initially issued with a five year term and an exercise price of $12.40. Under the new terms the warrants have an exercise price of $3.43 with an additional call feature that allows the Company to force exercise of the warrants should the share price exceed $5.50 for five consecutive trading days. The Company expensed approximately $99,000 representing the fair value of the warrants, as adjusted, for the first quarter ended September 30, 2000.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three month periods ended September 30, 1999 and 2000, are detailed below.

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                           1999               2000
                                     ---------------    ---------------
   Net loss                          $    (1,735,890)   $    (1,422,088)
   Unrealized gains on investments
     available for sale                        4,346              2,042
                                     ---------------    ---------------
   Comprehensive loss                $    (1,733,848)   $    (1,417,742)
                                     ===============    ===============

NOTE 5 - SUBSEQUENT EVENTS

On October 13, 2000, the Company closed the sale of $2.0 million of 5% Senior Secured Convertible Debentures (the "Debentures") to two private investors (the "Investors"), resulting in net proceeds to the Company of approximately $1.9 million. The Debentures bear interest at 5%, which is payable May 1 and November 1 of each year, at the option of the Company, in cash or common stock or by adding the interest to the outstanding principal due under the Debenture, and mature in October 2002. The Debentures are convertible to common stock at the option of each Investor based on a conversion price based on the weighted average price of the Company's common stock for 10 days prior to certain periodic anniversaries of the issuance of the Debentures, and are secured by a first priority interest in substantially all of the Company's assets. The Debentures prohibit the Company from declaring and paying dividends on its common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the Debentures to $1 million. The initial conversion price at the date of closing was $3.12 per share. The Company is required to reserve for future issuance 200% of the shares and warrants to be issued upon conversion and exercise of the Debentures and associated warrants by the Investors and register the Company's common stock underlying the Debentures and warrants. The agreements provide for certain penalties ranging from $60,000 to $100,000 per month for each month or partial month after 120 days from the closing in which the registration of these shares is not declared effective by the Securities and Exchange Commission. Following the registration of such shares, the Debentures are convertible into the Company's common stock at the option of the Company if the closing bid price of the Company's common stock equals 150% of the Initial Conversion Price ($4.69 per share) for 15 consecutive days. The Company has the option, following registration and assuming no event of default has occurred, to redeem the Debentures if the conversion price at any subsequent periodic anniversary date is lower than the initial conversion price, at their liquidation value plus 12%. The Debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that the Company sells equity at less than market prices and put options at the discretion of the Investor, which allow the Investor to demand repayment of the Debentures at their carrying value plus 20%. These put options become available to the Investor upon the occurrence of certain events, including the following: i) the registration statement of the common stock underlying the Debentures has not been declared effective within one year following closing, ii) following registration of the Company's common stock underlying the Debentures, the Investors do not have the ability to "freely trade" the underlying common stock, or iii) if a change of control occurs. Further, if an event of default (which includes, among other things, the nonpayment of interest when due, failure to perform under related agreements and/or other agreement in an amount exceeding $25,000, and becoming insolvent) occurs and is continuing, the Investors may declare the Debentures immediately due and payable.

In conjunction with the issuance of the Debentures to the Investors, the Company issued warrants to the Investors for the purchase of 180,000 shares of common stock at an exercise price of $3.17 per share, exercisable for a period of five years following closing. The fair value of these warrants will be recognized as debt discount. Further, if the Investors convert the Debentures into the Company's common stock when the closing bid price of the common stock is greater than $4.00 per share, then for every 10 shares received upon conversion, the Investors will receive one warrant to purchase one share of the Company's common stock at $4.00 per share, exercisable for a period of five years following conversion.

The Company issued to Granite Financial Group, Inc. Debentures in an aggregate principal amount of $112,000 and 54,244 warrants (44,164 with an exercise price of $3.43 and 10,080 with an exercise price of $3.17) as compensation for its services as our placement agent in connection with the offering. The Company also issued to Rand P. Mulford, one of the Company's directors, in his capacity as a representative of Granite, $48,000 in Debentures and 4,320 warrants. All of the warrants issued to Mr. Mulford have an initial exercise price of $3.17 per share, and all of the Debentures, including Granite's, have an initial conversion price of $3.12 per share.

The agreement also allows the Investors, for 270 days following the closing, to purchase up to an aggregate $1.0 million worth of additional Debentures at the initial purchase price, with warrants for an additional 90,000 shares of the Company's common stock. The Company has the option to sell an additional $1.0 million of Debentures, at the same terms, to other investors who are approved by the original investors.

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

OVERVIEW

ZymeTx, Inc. is engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

o develop products that may be used to diagnose and treat a range of viral diseases

o    earn revenues from marketing ZstatFlu, our first diagnostic product;

o    continue our diagnostic research and development program; and

o    sustain a viral therapeutic research and development program.

ViraZyme(R), our core technology, exploits the subtle structural differences and characteristics of enzymes to create products to diagnose and treat viruses.
Our diagnostic technology is a platform for proprietary two-part compounds that will split when the compound contacts a specific enzyme which is the viral target site. As a result of this split, one part of the compound reveals itself in formats easily detected by the naked eye, permitting the user to determine whether the virus is present. For therapeutic products, the technology platform uses modified versions of the diagnostic compounds that bind to specific viral enzymes to interrupt the replication cycle.

The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B, respiratory syncytial virus, parainfluenza and adenovirus. There are three genera of influenza virus, A, B, and C; A and B are most common to humans, while C rarely causes significant infection. Respiratory syncital virus infects humans, usually children, which is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, keratoconjunctivitis, diarrhea, cystitis and other diseases.

ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

CURRENT EVENTS

In July we announced that we would apply more than $300,000 in research grants to advance the commercial development of established viral diagnostics scientific initiatives.

In September, ZymeTx and Dade Behring, Inc., announced the signing of a nationwide distribution agreement for ZstatFlu.

Also in September we reported that the New South Wales health officials had announced that influenza had reached epidemic levels in Australia, prompting physicians attending U.S. Olympic athletes to take precautions to minimize the risk of the virus to athletes.

PLAN OF OPERATIONS

Our plan of operations for the current year is to market ZstatFlu to the point of care, acute care and hospital markets. We will focus our product development spending toward further improvement to our technology platform.

We believe we have adequate cash and marketable securities available for sale, which with the planned fiscal 2001 level of net sales contribution, are expected to fund the planned operations at least through June 30, 2001. We believe that the introduction of influenza therapeutics by other pharmaceutical companies in fiscal 2000 has enhanced and will continue to enhance our sales of ZstatFlu for the fiscal 2001 influenza season. We expect fiscal 2001 diagnostic sales to increase significantly given the expected growth of influenza therapeutics and the companion need for an accurate and rapid diagnostic. However, in the event fiscal 2001 diagnostic sales do not significantly increase, we will likely require additional working capital to sustain operations beyond June 30, 2001. We cannot assure that any such additional working capital will be available to us upon acceptable terms, or at all.

RESULTS OF OPERATIONS

NET LOSS

For the three months ended September 30, 1999 and 2000, we recognized a net loss of $1.7 million and $1.4 million, respectively. Net loss for the three months ended September 30, 2000 was $.21 per basic and diluted share, compared to a net loss of $.26 per share for the first quarter of fiscal 2000. The 18% decrease in net loss compared to the comparable period in 1999 is due primarily to increased sales and a reduction in expenses as discussed below.

PRODUCT SALES

For the three months ended September 30, 2000, we recognized revenues totaling $65,000 from sales of our primary diagnostic product compared to $10,000 for the three months ended September 30, 1999. This increase is attributed to increased usage of ZstatFlu by physicians and expansion of our national influenza surveillance program as well as the complementary introduction of influenza therapeutics by third parties. Significant sales were not expected until the second or third fiscal quarters.

RESEARCH AND DEVELOPMENT

Research and development spending for the three months ended September 30, 2000, totaled $.2 million. This represents a decrease of $120,000, or 37%, from the comparable three months ended September 30, 1999. This decrease is due primarily to reimbursement of research expenditures of approximately $60,000 during the three months ended September 30, 2000, from the Oklahoma Center for the Advancement of Science and Technology.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.2 million for the three months ended September 30, 2000 compared to $.3 million for the three months ended September 30, 1999, a 24% decrease. The decrease is due primarily to reduced personnel costs resulting from attrition.

SALES AND MARKETING

Sales and marketing expenses totaled $.3 million and $.5 million for the three months ended September 30, 1999 and 2000, respectively. This 63% increase is due to an increase in marketing efforts and promotional sales programs. In addition we issued common stock warrants to marketers of our product.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.6 million for the three months ended September 30, 2000, which represents a 39% decrease from $.9 million for the comparable three months ended September 30, 1999. The decrease was principally due to the following items which were booked in the first quarter of fiscal year 2000: (i) severance and other compensation expense totaling $.2 million related to an executive services agreement for our former chief executive officer; (ii) a rent buyout of $.1 million; and (iii) $.1 million for product return and doubtful account allowance.

OTHER INCOME (EXPENSE)

Interest and dividend income totaled $50,000 for the three months ended September 30, 2000, compared to $122,000 for the three months ended September 30, 1999. This decrease of 59% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999 resulted from reduced levels of marketable securities available for investment as cash is consumed by operations.

LIQUIDITY AND CAPITAL RESOURCES

We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at September 30, 2000, was $3.8 million, as compared to $4.6 million at June 30, 2000. The decrease in working capital is principally due to cash losses from operating activities during the three months ended September 30, 2000. To supplement available operating capital, on October 13, 2000, we issued senior secured convertible debentures resulting in net proceeds of $1.9 million. The sale of these debentures is discussed in more detail below.

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

Assuming a unit sales price of $13.70, revenues from 500,000 unit sales would approximate $6.9 million and, if we are otherwise meeting budgeted expenditures for fiscal 2001, we will utilize cash in our operating and investing activities of $.8 million in fiscal 2001. Assuming this level of unit sales, expenditures approximating those budgeted and $1.9 million of net proceeds raised from the sale of the senior secured convertible debentures in October 2000 as described below, working capital should be sufficient to continue operations at least into fiscal 2002.

Unit sales at a level less than 500,000 will cause us to use more of our existing working capital to finance operations. Based upon the same unit sales price and compliance with budgeted expenditures, if we sell 200,000 units, revenue from diagnostic sales would approximate $2.7 million. Assuming this level of unit sales, expenditures approximating those budgeted and $1.9 million of net proceeds from the sale of the senior secured convertible debentures, our cash and marketable securities position at June 30, 2001, is expected to be less than $1.0 million. This would require us to secure additional working capital to fund operations in fiscal 2002. If sales are substantially less than 200,000 units, we may not have sufficient working capital to sustain operations for the fourth quarter of fiscal 2001 without securing additional working capital beyond that presently available. We cannot be sure that we will be able to secure such additional working capital.

The market for influenza therapeutics did not exist before the 1999-2000 influenza season. Accordingly, it is difficult to project the usage of diagnostics, or therapeutics for the 2000-2001 influenza season. We believe that there are a number of factors which indicate that we have an opportunity to sell up to 500,000 units of ZstatFlu in fiscal 2001 including the following:

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

Based on these and other factors, we estimate that the market for influenza therapeutics for the 2000-2001 influenza season will range from 2.5 million to
4.0 million prescriptions, representing an increase ranging from 300% to 500% of 1999-2000 sales. We have assumed that the sales increases of ZstatFlu would parallel that of influenza therapeutics, resulting in sales of 500,000 to 750,000 units in fiscal 2001, which also reflects an increase in our market share in the 2000-2001 influenza season from the 1999-2000 influenza season. We have also assumed an increase in market share will result from retargeting our marketing efforts more towards hospitals where we believe the majority of the diagnostic units were consumed in the 1999-2000 influenza season.

There are a number of reasons why the factors we considered in making assumptions about sales in fiscal 2001 may not reflect what will actually occur. Even though the market potential for influenza therapeutics may be substantial over a long term, the increase in sales of influenza therapeutics for the 2000-2001 influenza season may be less than we anticipate. In addition, our market share may not increase despite an increase in the market for influenza diagnostics.

If additional working capital is required, we cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. If we have significant losses and are unsuccessful in securing financing to provide us with operating capital, then we will be required to consider other options, including the sale or dissolution of the company, or a sale of significant portion of its assets.

SALE OF DEBENTURES

On October 13, 2000, we closed the sale of $2.0 million of 5% senior secured convertible debentures to two private investors, resulting in net proceeds of approximately $1.9 million. The debentures bear interest at 5%, which is payable May 1 and November 1 of each year, in cash or common stock or by adding the interest to the outstanding principal due under the debenture at our option. The debentures mature in October 2002. The debentures are convertible to common stock at the option of the investors based on a conversion price based on the weighted average price of our common stock for 10 days prior to periodic anniversaries of the issuance of the debentures. The debentures are secured by a first priority interest in substantially all of our assets. The debentures prohibit us from declaring and paying dividends on our common stock so long as these debentures remain outstanding and limit our ability to incur new indebtedness senior to the debentures. The initial conversion price at the date of closing was $3.12 per share.

We are required to reserve for future issuance 200% of the shares and warrants to be issued upon conversion and exercise of the debentures and associated warrants by the investor, and to register the common stock underlying the debentures and warrants. The agreements provide for certain penalties ranging from $60,000 to $100,000 per month for each month or partial month after 120 days from the closing in which the registration of these shares is not declared effective by the Securities and Exchange Commission.

Following the registration of the shares, the debentures are convertible into common stock at our option if the closing bid price of our common stock equals 150% of the initial conversion price ($4.69 per share) for 15 consecutive days. Following registration and assuming no event of default has occurred, we have the option to redeem the debentures at their liquidation value plus 12%, if the conversion price at any subsequent periodic anniversary date is lower than the initial conversion price.


The debentures also include certain anti-dilution and put features. The features provide for keep-whole provisions in the event we sell equity at less than market prices and put options at the discretion of the investors, which allow the investors to demand repayment of the debentures at their carrying value plus 20%. These put options become available to the investors in the event:


     o the registration statement of the debentures has not been declared effective within one year following closing,

     o following registration of the common stock underlying the debentures, the investors do not have the ability to "freely trade" the underlying common stock, or

     o    if a change of control occurs.

If an event of default occurs and is continuing, the investors may declare the debentures immediately due and payable. An event of default includes, among other things,

     o    our nonpayment of interest when due,

     o our failure to perform under related agreements and/or other agreements in an amount exceeding $25,000, and

     o    our insolvency.

In conjunction with the issuance of the debentures, we also issued to the investors warrants for the purchase of an aggregate 180,000 shares of common stock at a price of $3.17, exercisable for a period of five years following closing. The fair value of these warrants will be recognized as debt discount. If the investors convert the debentures into common stock when the closing bid price of our common stock is greater than $4.00 per share, then for every 10 shares received upon conversion, the investor will receive one warrant to purchase one share of our common stock at $4.00 per share, exercisable for a period of five years following conversion.

We issued to Granite Financial Group, Inc. debentures in the principal amount of $112,000 and 54,244 warrants (44,164 with an exercise price of $3.43 and 10,080 with an exercise price of $3.17) as compensation for its services as our placement agent in connection with the offering. We also issued to Rand P. Mulford, one of the company's directors, in his capacity as a representative of Granite, $48,000 in debentures and 4,320 warrants. All of the warrants issued to Mr. Mulford have an initial exercise price of $3.17 per share, and all of the debentures, including those issued to Granite, have an initial conversion price of $3.12 per share.

The agreement also allows the investors, for 270 days following the closing, to purchase up to $1.0 million worth of additional debentures at the initial purchase price, with warrants for an additional 90,000 shares of our common stock. We have the option to sell an additional $1.0 million of debentures at the same terms, to other investors who are approved by the original investors.

OMRF PROMISSORY NOTE

We have a promissory note outstanding relating to a license of intellectual property from OMRF which has an outstanding balance at September 30, 2000 of $.2 million. The terms of the note, as amended, require quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full.

FACTORS AFFECTING OPERATIONS

    The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

    HISTORY OF OPERATING LOSSES AND WORKING CAPITAL NEEDS. For fiscal 1999 and fiscal 2000, we incurred net losses of $8.6 million and $6.8 million respectively. For the three months ended September 30, 2000, we incurred a net loss of $1.4 million. As of September 30, 2000, our working capital was $3.8 million. Although we believe our plan for fiscal 2000 will provide for continued operation for at least the next 18 months, it is possible that our existing working capital may not meet our needs beyond June 30, 2001. To support our working capital position at June 30, 2000, in October 2000 we closed the sale of $2.0 million of debentures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

     Our initial public offering became effective on October 29, 1997 pursuant to a Registration Statement on Form SB-2 (File No. 333-33563). The net proceeds of our initial public offering were approximately $18,337,000. From the effective date of our registration statement to September 30, 2000, we have paid the net proceeds to others for the purposes indicated below:

Temporary investments         $ 1,483,000

Inventory                       2,647,000

Other expenses                  1,071,000

Operating expenses             13,136,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE

ITEM 5. OTHER INFORMATION:  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         a.       Exhibits:

                  27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-QSB submitted to the Securities and Exchange Commission).

                  99.1 5% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 4.1 of our Form 10-KSB for fiscal year ended June 30, 2000).

                  99.2 Purchase agreement dated October 13, 2000 by and between ZymeTx and the investors identified therein (incorporated by reference to Exhibit 10.2 of our Form 10-KSB for fiscal year ended June 30, 2000).

                  99.3 Form of Common Stock Purchase warrant dated October 13, 2000 issued in connection with the Purchase Agreement (incorporated by reference to Exhibit 10.21 of our Form 10-KSB for fiscal year ended June 30, 2000).

                  99.4 Registration Rights Agreement dated October 13, 2000 issued in connection with the Purchase Agreement (incorporated by reference to Exhibit 10.22 of our Form 10-KSB for fiscal year ended June 30, 2000).

                  99.5 Security Agreement dated October 13, 2000 entered into in connection with the Purchase Agreement (incorporated by reference to Exhibit 10.23 of our Form 10-KSB for fiscal year ended June 30, 2000).

         b.       Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date: November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form
               10-QSB submitted to the Securities and Exchange Commission).

 99.1 5% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 4.1 of our Form 10-KSB for fiscal year ended June 30, 2000).

 99.2 Purchase agreement dated October 13, 2000 by and between ZymeTx and the investors identified therein (incorporated by reference to Exhibit 10.2 of our Form 10-KSB for fiscal year ended
               June 30, 2000).

 99.3 Form of Common Stock Purchase warrant dated October 13, 2000 issued in connection with the Purchase Agreement (incorporated by reference to Exhibit 10.21 of our Form 10-KSB for fiscal year ended June 30, 2000).

 99.4 Registration Rights Agreement dated October 13, 2000 issued in connection with the Purchase Agreement (incorporated by reference to Exhibit 10.22 of our Form 10-KSB for fiscal year ended
               June 30, 2000).

 99.5 Security Agreement dated October 13, 2000 entered into in connection with the Purchase Agreement (incorporated by reference to Exhibit 10.23 of our Form 10-KSB for fiscal year ended
               June 30, 2000).

