Form 10QSB
period 2000-12-31
ZYMETX INC
filed 2001-02-14
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  6,876,773 shares of common stock, $.001 par value, issued and outstanding at
                                February 5, 2001

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                              ---     ---

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

  PART I  -  FINANCIAL INFORMATION                                                                          PAGE
  Item 1.   Financial Statements (Unaudited)

            Balance Sheets - June 30, 2000 and December 31, 2000.....................................       2

            Statements of Operations - Three and Six Months Ended December 31, 1999
            and 2000.................................................................................       3

            Statements of Cash Flows - Six Months Ended December 31, 1999
            and 2000.................................................................................       4

            Notes to Financial Statements............................................................       5

  Item 2.   Management's Discussion and Analysis or Plan of Operation ...............................       8


  PART II  - OTHER INFORMATION

  Item 1.   Legal Proceedings........................................................................       18

  Item 2.   Changes in Securities and Use of Proceeds................................................       18

  Item 3.   Defaults Upon Senior Securities..........................................................       18

  Item 4.   Submission of Matters to a Vote of Security Holders......................................       18

  Item 5.   Other Information........................................................................       18

  Item 6.   Exhibits and Reports on Form 8-K.........................................................       18

  SIGNATURES.........................................................................................       19

                                  ZymeTx, Inc.
                                 Balance Sheets
                 (Information at December 31, 2000 is unaudited)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2000            2000
                                                                              ------------    ------------
  Current assets:
     Cash and cash equivalents                                                $  1,357,509    $    690,495
     Marketable securities, available-for-sale                                   2,458,801       1,477,100
     Accounts receivable, net                                                        8,801         381,556
     Inventory                                                                   1,900,642       2,333,202
     Prepaid expenses and other                                                    155,940         338,413
                                                                              ------------    ------------
  Total current assets                                                           5,881,693       5,220,766

  Inventory not expected to be realized within one year                            628,022         528,634
  Property, equipment and leasehold improvements, net                              584,463         535,404
  Proprietary technology and other intangibles, net                                 57,419          47,518
  Deferred debenture offering costs, net of amortization of $40,523                348,502
                                                                              ------------    ------------
  Total assets                                                                $  7,151,597    $  6,680,824
                                                                              ============    ============

  Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                                         $    603,211    $    594,309
     Accrued salaries, wages and benefits                                          314,753         164,919
     Other accrued liabilities                                                     290,940         268,290
     Current portion of long term debt                                              56,880          59,200
                                                                              ------------    ------------
  Total current liabilities                                                      1,265,784       1,086,718

  Long term obligations--
     Senior Secured Convertible Debentures, net (Note 5)                                --       1,824,600
     Note payable to stockholder due after one year                                 94,270          73,721
     Deferred lease rentals                                                        303,300         237,477
     Other                                                                          16,348          15,039

  Stockholders' equity:
  Preferred stock $.001 par value; 12,000,000 shares authorized                        --              --
  Common stock $.001 par value; 30,000,000 shares authorized
     (6,837,175 shares and 6,875,523 issued and outstanding at
     June 30, 2000 and December 31, 2000, respectively)                              6,837           6,876
  Additional paid-in capital                                                    34,141,203      34,891,310
  Deficit accumulated                                                          (28,672,807)    (31,458,258)
  Unrealized holding gains (losses) on marketable securities available
     for sale                                                                       (3,338)          3,341
                                                                              ------------    ------------
  Total stockholders' equity                                                     5,471,895       3,443,269
                                                                              ------------    ------------
  Total liabilities and stockholders' equity                                  $  7,151,597    $  6,680,824
                                                                              ============    ============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            DECEMBER 31,                   DECEMBER 31,
                                                       1999            2000            1999            2000
                                                   ------------    ------------    ------------    ------------
Revenues:
   Sales, net                                      $    794,055    $    400,172    $    803,828    $    464,952
   Cost of sales                                        419,195         191,488         421,651         224,872
                                                   ------------    ------------    ------------    ------------
Gross Profit                                            374,860         208,684         382,177         240,080

Operating expenses:
   Research and development, net                        195,136         341,318         525,020         550,421
   Returned technology to OMRF                         (150,000)             --        (150,000)             --
   Product development                                  191,190         261,584         488,033         485,953
   Sales and marketing                                  590,351         555,493         899,091       1,059,437
   General and administrative                           735,698         401,020       1,649,628         957,264
                                                   ------------    ------------    ------------    ------------
Total operating expenses                              1,562,375       1,559,415       3,411,772       3,053,075
                                                   ------------    ------------    ------------    ------------
Loss from operations                                 (1,187,515)     (1,350,731)     (3,029,595)     (2,812,995)

Other income (expense):
   Interest, dividend and other income                   89,018          97,661         211,011         147,078
   Interest expense                                      (3,041)       (110,293)        (18,844)       (119,534)
                                                   ------------    ------------    ------------    ------------
Total other income (expense)                             85,977         (12,632)        192,167          27,544
                                                   ------------    ------------    ------------    ------------
Net loss                                           $ (1,101,538)   $ (1,363,363)   $ (2,837,428)   $ (2,785,451)
                                                   ============    ============    ============    ============

Basic and diluted net loss per common share        $       (.16)   $       (.20)   $       (.42)   $       (.41)
                                                   ============    ============    ============    ============

Weighted average common shares
   outstanding                                        6,702,785       6,869,947       6,699,279       6,855,172
                                                   ============    ============    ============    ============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                       1999            2000
                                                                                   ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                           $ (2,837,428)   $ (2,785,451)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                       94,617         104,056
     Provision for doubtful accounts and sales returns                                   87,365              --
     Returned technology and patent costs to OMRF                                      (160,110)             --
     Accretion of interest                                                                9,885          90,950
     Compensation related to common stock warrants outstanding                          171,100         167,069
     Deferred lease rentals                                                              69,730         (65,823)
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (460,178)       (372,755)
       Interest receivable on marketable securities                                      72,130          (1,105)
       Prepaid expenses and other                                                       (94,744)       (127,995)
       Inventory                                                                        (54,124)       (333,172)
       Accounts payable                                                                 143,271          (8,902)
       Accrued salaries, benefits and other                                              (4,963)       (149,834)
       Other accrued liabilities                                                         50,301         (22,650)
                                                                                   ------------    ------------
Total adjustments                                                                       (75,720)       (720,161)
                                                                                   ------------    ------------
Net cash used by operating activities                                                (2,913,148)     (3,505,612)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                                    (7,634,315)     (1,452,475)
Proceeds from maturities of marketable securities                                    12,040,159       2,441,960
Purchase of property, equipment and leasehold improvements                              (53,403)        (45,096)
                                                                                   ------------    ------------
Net cash provided by investing activities                                             4,352,441         944,389

CASH FLOW FROM FINANCING ACTIVITIES
Payments on notes payable and other                                                     (12,447)        (27,871)
Proceeds from issuance of debentures, net of issuance costs                                  --       1,874,068
Exercise of employee stock options                                                        5,000          29,192
Stock sold through employee stock purchase plan                                          12,113          18,820
                                                                                   ------------    ------------
Net cash provided by financing activities                                                 4,666       1,894,209
                                                                                   ------------    ------------
Net increase (decrease) in cash                                                       1,443,959        (667,014)

Cash and cash equivalents at beginning of period                                         10,565       1,357,509
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $  1,454,524    $    690,495
                                                                                   ============    ============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000

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

         NOTE 2 - NET LOSS PER SHARE

         For the three and six-month periods ended December 31, 2000 all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At December 31, 2000, there were warrants outstanding for the purchase of an aggregate of approximately 1,200,000 shares of the Company's common stock exercisable at prices ranging from $2.00 to $4.00 (an average of $2.98 per share) (Note 3). The Company has allocated 1,250,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, 779,269 of which remain unexercised at December 31, 2000 (exercise prices ranging from $1.00 - $6.00 per share). On November 17, 1999, the Board of Directors approved the ZymeTx, Inc. consultants stock option plan, and a total of 100,000 options are reserved for issuance under the plan. At the January 8, 2001 reconvened shareholder meeting the plan was approved. Fifty-five thousand of these options were outstanding at December 31, 2000 (Note 3).

         For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 2000 financial statements filed on Form 10-KSB.

         NOTE 3 - STOCK OPTIONS, WARRANTS AND AWARDS

         During the six month period ended December 31, 2000, the Company issued an additional 136,000 warrants and 25,000 Consultant Stock options (collectively with prior awards, the "Service Awards") to third parties in exchange for certain marketing and administrative services. The Company expensed approximately $167,000 and increased additional paid in capital by $225,000 related to the fair value of Service
         Awards for services received by the Company during the six months ended December 31, 2000 and has deferred approximately $193,730 of the fair value of the Service Awards at December 31, 2000. The deferred value of the Service Awards will be amortized to marketing expenses over the term that services are received by the Company. Under the terms of the grants, the Service Awards generally have a contractual life of 3 to 10 years and have various vesting schedules.

         In addition, during the first quarter of fiscal 2001 the Company repriced 230,000 warrants issued to underwriters in conjunction with the Company's 1997 initial public offering. These warrants were initially issued with a five-year term and an exercise price of $12.40. Under the new terms the warrants have an exercise price of $3.43 with an additional call feature that allows the Company to force exercise of the warrants should the share price exceed $5.50 for five consecutive trading days. The Company expensed approximately $99,000 representing the fair value of the warrants, as adjusted, for the six months ended December 31, 2000.

         NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three-month and six-month periods ended December 31, 1999 and 2000, are detailed below.

                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                      DECEMBER 31,                  DECEMBER 31,
                                1999            2000            1999            2000
                            ------------    ------------    ------------    ------------
Net loss                    $ (1,101,538)   $ (1,363,363)   $ (2,837,428)   $ (2,785,451)
Unrealized gains
  (losses) on
  investments
  available for sale             (11,329)          2,333          (9,287)          6,679
                            ------------    ------------    ------------    ------------
Comprehensive loss          $ (1,112,867)   $ (1,361,030)   $ (2,846,715)   $ (2,778,772)
                            ============    ============    ============    ============

NOTE 5 - SENIOR SECURED CONVERTIBLE DEBENTURES

         On October 13, 2000, the Company closed the sale of $2.0 million of 5% Senior Secured Convertible Debentures (the "Debentures") to two private investors (the "Investors"), resulting in net proceeds to the Company of approximately $1.9 million. The Debentures bear interest at 5%, which is payable May 1 and November 1 of each year, at the option of the Company, in cash or common stock or by adding the interest to the outstanding principal due under the Debenture, and mature in October 2002. The Debentures are convertible to common stock at the option of each Investor based on a conversion price based on the weighted average price of the Company's common stock for 10 days prior to certain periodic anniversaries of the issuance of the Debentures, and are secured by a first priority interest in substantially all of the Company's assets. The Debentures prohibit the Company from declaring and paying dividends on its common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the Debentures to $1 million. The initial conversion price at the date of closing was $3.12 per share. The Company has reserved for future issuance 200% of the shares and warrants to be issued upon conversion and exercise of the Debentures and associated warrants by the Investors and has registered the Debentures and warrants. The Debentures are convertible into the Company's common stock at the option of the Company if the closing bid price of the Company's common stock equals 150% of the Initial Conversion Price ($4.69 per share) for 15 consecutive days. The Company has the option, assuming no event of default has occurred, to redeem the Debentures if the conversion price at any subsequent periodic anniversary date is lower than the initial conversion price, at their liquidation value plus 12%. The Debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that the Company sells equity at less than market prices and put options at the discretion of the Investor, which allow the Investor to demand repayment of the Debentures at their carrying value plus 20%. These put options become available to the Investor upon the occurrence of certain events, including if the Investors do not have the ability to "freely trade" the underlying common stock, or if a change of control occurs. Further, if an event of default (which includes, among other things, the nonpayment of interest when due, failure to perform under related agreements and/or other agreement in an amount exceeding $25,000, and becoming insolvent) occurs and is continuing, the Investors may declare the Debentures immediately due and payable.

         In conjunction with the issuance of the Debentures to the Investors, the Company issued warrants to the Investors for the purchase of 180,000 shares of common stock at an exercise price of $3.17 per share, exercisable for a period of five years following closing. The estimated fair value of these warrants of $374,400 has been recognized as debt discount in the accompanying December 31, 2000 balance sheet. Further, if the Investors convert the Debentures into the Company's common stock when the closing bid price of the common stock is greater than $4.00 per share, then for every 10 shares received upon conversion, the Investors will receive one warrant to purchase one share of the Company's common stock at $4.00 per share, exercisable for a period of five years following conversion.

         The Company issued to a principal of Granite Financial Group, Inc. Debentures in an aggregate principal amount of $112,000 and 54,244 warrants (44,164 with an exercise price of $3.43 and 10,080 with an exercise price of $3.17) as compensation for its services as our placement agent in connection with the offering. The Company also issued to an affiliate of Rand P. Mulford, one of the Company's directors, in his capacity as a representative of Granite, $48,000 in Debentures and 4,320 warrants. All of the warrants issued to Mr. Mulford have an initial exercise price of $3.17 per share, and all of the Debentures, including Granite's, have an initial conversion price of $3.12 per share. The estimated fair value of the warrants and debentures of $263,000 issued to these parties in connection with the placement of the debentures has been recognized in the accompanying balance sheet as Deferred Debenture offering cost and will be amortized to interest expense over the estimated 24-month maturity period of the Debentures.

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

         NOTE 6 - LIQUIDITY AND MANAGEMENT'S PLAN

         The Company believes it has adequate cash and marketable securities available for sale, which along with the planned level of net sales contribution for fiscal 2001, are expected to fund the planned operations at least through June 30, 2001. The Company believes that the introduction of influenza therapeutics by other pharmaceutical companies in fiscal 2000 has enhanced and will continue to enhance sales of ZstatFlu for the fiscal 2001 influenza season. The Company expects fiscal 2001 diagnostic sales to increase significantly given the expected growth of influenza therapeutics and the companion need for an accurate and rapid diagnostic. However, as of January 31, 2001, the incidence of influenza in the U.S. for the 2001-2001 season has been lower than that of prior years, suggesting that influenza will either peak late for the season or be mild in terms of impact relative to typical seasons. If the incidence of influenza does not reach the levels of normal years, then it is likely that our revenues for fiscal 2001 will not meet planned levels. In that case, the Company will likely require additional working capital to sustain operations beyond June 30, 2001. The Company cannot assure that any such additional working capital will be available to us upon acceptable terms, or at all.

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

         CURRENT EVENTS

         In October, we announced the sale of 2.0 million 5% Senior Secured Convertible Debentures to two private investors.

         In November, we announced financial results for the first quarter ended September 30, 2000.

         Also in November, the National Flu Surveillance Network(TM) (NFSN) announced it was entering the 2000/2001 influenza season with 6,151 participating physicians at 1,038 sites across the United States.

         In December, we reported that ZstatFlu(R)was granted waived status by the U.S. Food and Drug Administration (FDA).

         Also in December, we reported that investors had been updated regarding recent company developments during the annual meeting of shareholders.

         PLAN OF OPERATIONS

         Our plan of operations for the current year is to market ZstatFlu to the point of care, acute care and hospital markets. We will focus our product development spending toward further improvement to our technology platform.

         We believe we have adequate cash and marketable securities available for sale, which along with the planned level of net sales contribution for fiscal 2001, are expected to fund the planned operations at least through June 30, 2001. We believe that the introduction of influenza therapeutics by other pharmaceutical companies in fiscal 2000 has enhanced and will continue to enhance our sales of ZstatFlu for the fiscal 2001 influenza season. We expect fiscal 2001 diagnostic sales to increase significantly given the expected growth of influenza therapeutics and the companion need for an accurate and rapid diagnostic. However, as of January 31, 2001, the incidence of influenza in the U.S. for the 2001-2001 season has been lower than that of prior years, suggesting that influenza will either peak late for the season or be mild in terms of impact relative to typical seasons. If the incidence of influenza will not reach the levels of normal years, then it is likely that our revenues for fiscal 2001 will not meet planned levels. In that case, we will likely require additional working capital to sustain operations beyond June 30, 2001. We cannot assure that any such additional working capital will be available to us upon acceptable terms, or at all.

         RESULTS OF OPERATIONS

         NET LOSS

         For the three and six months ended December 31, 2000, we recognized a net loss of $1.4 million and $2.8 million, respectively. Net loss applicable to common stock for the three and six months ended December 31, 2000, was $.20 and $.41 per basic and diluted share, respectively. Sales of ZstatFlu have increased in the second quarter, as in prior years, coinciding with the onset of the influenza season; however, sales increases in fiscal 2001 have been less dramatic due to the late onset of the influenza season. Net loss is slightly less (3%) than the prior year's net loss.

         PRODUCT SALES

         For the three and six months ended December 31, 2000, we recognized approximately 50% and 40%, respectively, less revenues as compared to the prior three and six months ended December 31, 1999. This decrease is attributed to the late onset of the influenza season. It is projected that sales will increase when influenza becomes more prevalent though out the United States. However, as discussed in "Plan of Operations", it may be that the prevalence of influenza will not reach that of normal levels, which would severely impact our revenues for fiscal 2001.

         RESEARCH AND DEVELOPMENT

         Research and development spending for the three and six months ended December 31, 2000, totaled $.3 and $.6 million, respectively. This represents an increase of 75% and 5%, respectively, from the comparable three and six months ended December 31, 1999. This increase is due primarily to a decreased reimbursement of research expenditures from the Oklahoma Center for the Advancement of Science and Technology of $90,000 in fiscal 2000 versus $59,000 in fiscal 2001.

         PRODUCT DEVELOPMENT

         Product development costs expended in the manufacturing and production of our diagnostic product totaled $.3 million and $.5 million, respectively, for the three and six months ended December 31, 2000. Costs increased 37% and decreased 1%, respectively, compared to the three and six months ended December 31, 1999. The increase in the three-month period is due primarily to increased contract labor expense.

         SALES AND MARKETING

         Sales and marketing expenses totaled $.6 million and $1.1 million, respectively, for the three and six months ended December 31, 2000. Costs decreased 6% and increased 18%, respectively, compared to the prior three and six months ended December 31, 1999. This change is due to timing and increased sales and marketing efforts during the current year.

         GENERAL AND ADMINISTRATIVE

         General and administrative costs totaled $.4 million and $1.0 million, respectively, for the three and six months ended December 31, 2000. This represents a 45% and 42% decrease, respectively, from the comparable three and six months ended December 31, 1999. The decrease was principally due to the following items which were booked in the first two quarters of fiscal year 2000: (i) severance and other compensation expense totaling $.2 million related to an executive services agreement for our former chief executive officer; (ii) a rent buyout of $.1 million; and (iii) $.2 million associated with stock awards granted to the Company's new Chief Executive Office.

         OTHER INCOME (EXPENSE)

         Interest, dividend and other income totaled $98,000 and $147,000 for the three and six months ended December 31, 2000. This represents a increase of 10% and decrease of 30%, respectively, compared to the three and six months ended December 31, 1999. The three and six months ended December 31, 2000 included the recognition in income of a $50,000 deposit upon forfeiture by a Japanese distributor who will receive ZstatFlu product approval in Japan after the contractual period had lapsed. The remaining decrease resulted from reduced levels of marketable securities available for investment as cash is consumed by operations.

         LIQUIDITY AND CAPITAL RESOURCES

         We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at December 31, 2000, was $4.1 million, as compared to $4.6 million at June 30, 2000. The decrease in working capital is principally due to cash losses from operating activities. As of December 31, 2000 cash and available marketable securities was $2.2 million. To supplement available operating capital, on October 13, 2000, we issued senior secured convertible debentures resulting in net proceeds of $1.9 million. The sale of these debentures is discussed in Note 5 of Notes to Financial Statements.

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

         Assuming a unit sales price of $13.70, revenues from 500,000 unit sales would approximate $6.9 million and, if we are otherwise meeting budgeted expenditures for fiscal 2001, we will utilize cash in our operating and investing activities of $.8 million in fiscal 2001. Assuming this level of unit sales, expenditures approximating those budgeted and $1.9 million of net proceeds raised from the sale of the senior secured convertible debentures in October 2000, working capital should be sufficient to continue operations at least into fiscal 2002.

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

         The market for influenza therapeutics did not exist before the 1999-2000 influenza season. Accordingly, it is difficult to project the usage of diagnostics, or therapeutics for the 2000-2001 influenza season. We believe that there are a number of factors which indicate that we have an opportunity to sell up to 500,000 units of ZstatFlu in fiscal 2001 including the following:

                   o We estimate that approximately .8 million prescriptions of therapeutics were dispensed during fiscal 2000 in the U.S. while .8 million tests of influenza diagnostics, such as ZstatFlu, were sold.

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

         Based on these and other factors, we estimate that the market for influenza therapeutics for the 2000-2001 influenza season will range from 2.5 million to 4.0 million prescriptions, representing an increase ranging from 300% to 500% of 1999-2000 sales. We have assumed that the sales increases of ZstatFlu would parallel that of influenza therapeutics, resulting in sales of 250,000 to 500,000 units in fiscal 2001, which also reflects an increase in our market share in the 2000-2001 influenza season from the 1999-2000 influenza season. We have also assumed an increase in market share will result from retargeting our marketing efforts more towards hospitals where we believe the majority of the diagnostic units were consumed in the 1999-2000 influenza season.

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

         Recent data for the 2000-2001 influenza season suggest that the peak prevalence of influenza had not occurred as of January 31, 2000, when compared to normal years. It may be, however, that the 2000-2001 season is in fact a mild influenza season, which would have a serious negative effect in reaching sales levels that would provide working capital for us through June 30, 2001.

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

         SALE OF DEBENTURES

         On October 13, 2000, we closed the sale of $2.0 million of 5% senior secured convertible debentures to two private investors, resulting in net proceeds of approximately $1.9 million. For further discussion, see note 5 of the attached financial statements.

         OMRF PROMISSORY NOTE

         We have a promissory note outstanding relating to a license of intellectual property from OMRF which has an outstanding balance at December 31, 2000 of $.2 million. The terms of the note, as amended, require quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full.

         FACTORS AFFECTING OPERATIONS

             The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

             HISTORY OF OPERATING LOSSES AND WORKING CAPITAL NEEDS. For fiscal 1999 and fiscal 2000, we incurred net losses of $8.6 million and $6.8 million respectively. For the six months ended December 31, 2000, we incurred a net loss of $2.8 million. As of December 31, 2000, our working capital was $4.1 million. Although we believe our plan for fiscal 2001 will provide for continued operation for at least the next 6 months, it is possible that our existing working capital may not meet our needs beyond June 30, 2001. To support our working capital position at June 30, 2000, in October 2000 we closed the sale of $2.0 million of debentures.

             Although we believe that our working capital is adequate to sustain our operations for fiscal 2001, the late peaking 2000-2001 influenza season may indicate that the season will, in fact, be mild in the rate of incidence of influenza. In that case, our revenues will be severely impacted, and would require us to seek additional working capital. If we do incur losses comparable to prior fiscal years, we will require significant amounts of equity financing to sustain operations through fiscal 2002. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2001 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line. Also, if our net tangible assets are less than $2,000,000 our stock will not be eligible for listing on the NASDAQ National Market or Small Cap Market.

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

             TECHNOLOGY AND COMPETITION. The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu. Becton-Dickinson has introduced an influenza A and B diagnostic in late 2000.

             NO ASSURANCE OF MARKET ACCEPTANCE. During the 1998-1999 influenza season we had limited success in realizing sales of ZstatFlu, due principally to the lack of therapeutic products to treat influenza. With the introduction of therapeutics during the 1999-2000 influenza season we saw significantly increased sales of ZstatFlu. There can be no assurance that sales of ZstatFlu will increase during the 2000/2001 influenza season. The degree of market acceptance of ZstatFlu will depend upon a number of factors, including the availability of third-party reimbursement on an economically advantageous basis to care providers, the establishment of cost-effectiveness of ZstatFlu and its advantages over existing technologies and products.

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

         PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS:  NONE

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

             Our initial public offering became effective on October 29, 1997 pursuant to a Registration Statement on Form SB-2 (File No. 333-33563). The net proceeds of our initial public offering were approximately $18,337,000. From the effective date of our registration statement to September 30, 2000, we have paid the net proceeds to others for the purposes indicated below:

                   Temporary investments              $  1,477,000
                   Inventory                             2,928,000
                   Other expenses                        1,085,000
                   Operating expenses                 $ 12,847,000

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Wednesday December 13, 2000.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

(c) Out of a total of 6,845,394 of the Company's common stock outstanding and entitled to vote, 5,835,506 were present at the meeting in person or by proxy, representing approximately 85% percent of the total outstanding.

(d) Three directors were elected to serve on the Company's board of directors until the 2003 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                                                      Authority
                  Nominee           For               Withheld
         ----------------           ---------         --------
         Norman R. Proulx           5,632,633        1,212,761
         William I. Bergman         5,629,033        1,216,361
         David E. Rainbolt          5,631,748        1,213,646

(e) Ernst & Young LLP was elected to serve as our external audit firm. The tabulation was as follows:

                                                     Authority
                                    For              Withheld
                                    ---------        ---------
         Ernst & Young LLP          5,812,684        1,032,710


         ITEM 5. OTHER INFORMATION:  NONE

         ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K:

         a.      Exhibits:

         99.6 5% Senior Convertible Debenture dated November 1, 2000 issued by Zymetx to Paula M. Mulford and Associates filed electronically herewith.

         99.7 5% Senior Convertible Debenture date November 1, 2000 issued by Zymetx to Dan Schreiber filed electronically herewith.

         99.8 Common Stock Purchase Warrant dated October 12, 2000 issued by Zymetx to Paula M. Mulford and Associates filed electronically herewith.

         99.9 Common Stock Purchase Warrant dated October 12, 2000 issued by Zymetx to Dan Scheiber filed electronically herewith.

         99.10 Common Stock Purchase Warrant dated October 12, 2000 issued by Zymetx to Dan Scheiber filed electronically herewith.

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

                                   ZYMETX, INC., a Delaware Corporation
                                   ------------------------------------
                                   (Registrant)

                                   /s/ G. Carl Gibson
                                   ------------------------------------
                                   G. Carl Gibson Principal Financial and
                                   Accounting Officer


Date: February 14, 2001

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------

         99.6     5% Senior Convertible Debenture dated November 1, 2000 issued by Zymetx to Paula M. Mulford and Associates filed electronically herewith.

         99.7 5% Senior Convertible Debenture date November 1, 2000 issued by Zymetx to Dan Schreiber filed electronically herewith.

         99.8     Common Stock Purchase Warrant dated October 12, 2000 issued by
                  Zymetx to Paula M. Mulford and Associates filed electronically herewith.

         99.9     Common Stock Purchase Warrant dated October 12, 2000 issued by
                  Zymetx to Dan Scheiber filed electronically herewith.

         99.10    Common Stock Purchase Warrant dated October 12, 2000 issued by
                  Zymetx to Dan Scheiber filed electronically herewith.