Form 10QSB
period 2001-03-31
ZYMETX INC
filed 2001-05-15
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

                                  405-271-1314
                           (Issuer's telephone number)

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

  6,887,541 shares of common stock, $.001 par value, issued and outstanding at
                                  May 11, 2001

Transitional Small Business Disclosure Format (check one): Yes      No  X

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

  PART I  -  FINANCIAL INFORMATION                                                                           PAGE
  Item 1.   Financial Statements (Unaudited)

                Balance Sheets - June 30, 2000 and March 31, 2001....................................           2

                Statements of Operations - Three and Nine Months Ended March 31, 2000
                and 2001.............................................................................           3

                Statements of Cash Flows - Nine Months Ended March 31, 2000
                and 2001.............................................................................           4

                Notes to Financial Statements........................................................           5

  Item 2.   Management's Discussion and Analysis or Plan of Operation ...............................          10


  PART II  - OTHER INFORMATION

  Item 1.    Legal Proceedings.......................................................................          21

  Item 2.   Changes in Securities and Use of Proceeds................................................          21

  Item 3.   Defaults Upon Senior Securities..........................................................          21

  Item 4.   Submission of Matters to a Vote of Security Holders......................................          21

  Item 5.   Other Information........................................................................          22

  Item 6.   Exhibits and Reports on Form 8-K.........................................................          22

  SIGNATURES.........................................................................................          23

                                  ZymeTx, Inc.
                                 Balance Sheets
                  (Information at March 31, 2001 is unaudited)

                                                                                  JUNE 30,              MARCH 31,
                                                                                    2000                   2001
                                                                                ------------           ------------
  Current assets:
     Cash and cash equivalents                                                  $  1,357,509           $    345,732
     Marketable securities, available-for-sale                                     2,458,801                498,724
     Accounts receivable, net                                                          8,801                182,808
     Inventory (Note 7)                                                            1,900,642              2,148,240
     Prepaid expenses and other                                                      155,940                259,372
                                                                                ------------           ------------
  Total current assets                                                             5,881,693              3,434,876

  Inventory not expected to be realized within one year                              628,022                592,560
  Property, equipment and leasehold improvements, net                                584,463                550,881
  Proprietary technology and other intangibles, net                                   57,419                 42,567
  Deferred debenture offering costs, net of amortization of $40,523                     --                  299,874
                                                                                ------------           ------------
  Total assets                                                                  $  7,151,597           $  4,920,758
                                                                                ============           ============

  Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                                           $    603,211           $    374,757
     Accrued salaries, wages and benefits                                            314,753                145,242
     Other accrued liabilities                                                       290,940                295,861
     Senior Secured Convertible Debentures, net (Notes 5, 7 and 8)                      --                1,871,400
     Current portion of other long term debt                                          56,880                 60,396
                                                                                ------------           ------------
  Total current liabilities                                                        1,265,784              2,747,656

  Long term obligations--
     Note payable to stockholder due after one year                                   94,270                 62,505
     Deferred lease rentals (Note 6)                                                 303,300                 51,900
     Other                                                                            16,348                 14,359

  Stockholders' equity:
  Preferred stock $.001 par value; 12,000,000 shares authorized                         --                     --
  Common stock $.001 par value; 30,000,000 shares authorized
     (6,837,175 shares and 6,875,523 issued and outstanding at
     June 30, 2000 and December 31, 2000, respectively)                                6,837                  6,877
  Additional paid-in capital                                                      34,141,203             34,852,457
  Deficit accumulated                                                            (28,672,807)           (32,815,500)
  Unrealized holding gains (losses) on marketable securities available for sale
                                                                                      (3,338)                   504
                                                                                ------------           ------------
  Total stockholders' equity                                                       5,471,895              2,044,338
                                                                                ------------           ------------
  Total liabilities and stockholders' equity                                    $  7,151,597           $  4,920,758
                                                                                ============           ============


See accompanying notes to financial statements.

                                  Zymetx, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  MARCH 31,                                  MARCH 31,
                                                         2000                  2001                  2000                 2001
                                                     -----------           -----------           -----------           -----------
Revenues:
   Sales, net                                        $   441,135           $   367,177           $ 1,244,963           $   832,129
   Cost of sales                                         205,565               184,446               627,217               409,318
                                                     -----------           -----------           -----------           -----------
Gross Profit                                             235,570               182,731               617,746               422,811

Operating expenses:
   Research and development, net                         347,563               412,810               872,583               963,231
   Returned technology to OMRF                              --                    --                (150,000)                 --
   Product development                                   171,738               146,249               655,771               556,651
   Sales and marketing                                   545,265               532,870             1,448,356             1,667,858
   General and administrative (Note 6)                   460,414               344,026             2,110,042             1,301,290
                                                     -----------           -----------           -----------           -----------
Total operating expenses                               1,524,980             1,435,955             4,936,752             4,489,030
                                                     -----------           -----------           -----------           -----------
Loss from operations                                  (1,289,410)           (1,253,224)           (4,319,006)           (4,066,219)

Other income (expense):
   Interest, dividend and other income                    67,952                25,409               278,963               172,487
   Interest expense (Note 5)                              (8,953)             (129,427)              (27,797)             (248,961)
                                                     -----------           -----------           -----------           -----------
Total other income (expense)                              58,999              (104,018)              251,166               (76,474)
                                                     -----------           -----------           -----------           -----------
Net loss                                             $(1,230,411)          $(1,357,242)          $(4,067,840)          $(4,142,693)
                                                     ===========           ===========           ===========           ===========

Basic and diluted net loss per common share          $      (.18)          $      (.20)          $      (.60)          $      (.60)
                                                     ===========           ===========           ===========           ===========

Weighted average common shares
   outstanding                                         6,775,858             6,876,745             6,724,620             6,862,258
                                                     ===========           ===========           ===========           ===========


See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                  MARCH 31,
CASH FLOW FROM OPERATING ACTIVITIES                                                      2000                  2001
                                                                                     ------------           -----------
Net loss                                                                             $ (4,067,840)          $(4,142,693)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                        148,995               156,557
     Provision for (recovery of) doubtful accounts and sales returns                      112,365                   (79)
     Returned technology and patent costs to OMRF                                        (160,110)                 --
     Accretion of interest                                                                 14,886               186,944
     Compensation related to common stock warrants outstanding                            260,819               200,628
     Deferred lease rentals, including forgiveness in 2001 of $138,174                     70,005              (251,400)
     Changes in operating assets and liabilities:
       Accounts receivable                                                               (132,929)             (173,928)
       Interest receivable on marketable securities                                       130,838                 6,208
       Prepaid expenses and other                                                          (6,489)             (119,559)
       Inventory                                                                         (173,472)             (212,136)
       Accounts payable                                                                   (25,925)             (228,454)
       Accrued salaries, benefits and other                                               (38,327)             (169,511)
       Other accrued liabilities                                                           74,620                 4,923
                                                                                     ------------           -----------
Total adjustments                                                                         275,256              (599,807)
                                                                                     ------------           -----------
Net cash used by operating activities                                                  (3,792,584)           (4,742,500)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities                                                      (9,112,565)           (1,452,475)
Proceeds from maturities of marketable securities                                      15,719,415             3,410,185
Purchase of property, equipment and leasehold improvements                                (62,655)             (108,123)
                                                                                     ------------           -----------
Net cash provided by investing activities                                               6,544,195             1,849,587

CASH FLOW FROM FINANCING ACTIVITIES
Payments on notes payable and other                                                       (25,143)              (42,231)
Proceeds from issuance of debentures, net of issuance costs                                  --               1,874,068
Exercise of employee stock options                                                        117,365                30,468
Stock sold through employee stock purchase plan                                            16,780                18,831
                                                                                     ------------           -----------
Net cash provided by financing activities                                                 109,002             1,881,136
                                                                                     ------------           -----------
Net increase (decrease) in cash                                                         2,860,613            (1,011,777)

Cash and cash equivalents at beginning of period                                           10,565             1,357,509
                                                                                     ------------           -----------
Cash and cash equivalents at end of period                                           $  2,871,178           $   345,732
                                                                                     ============           ===========


See accompanying notes to financial statements.

                                  ZYMETX, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ZymeTx, Inc. (the "Company" or "ZymeTx") is engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

         - develop products that may be used to diagnose and treat a range of viral diseases;

         - earn revenues from marketing ZstatFlu, our first diagnostic product;

         -        continue our diagnostic research and development program; and

         -        sustain a viral therapeutic research and development program.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items other than the forgiveness of deferred lease rentals in the amount of $138,174 discussed in Note 6) necessary for their fair presentation in conformity with generally accepted accounting principles. During the third quarter, the cost of product fulfillment and freight (which function was outsourced during fiscal
2001) was reclassified from product development to Sales and Marketing in all periods presented. Product fulfillment and freight for the three months ended March 31, 2000 and 2001 and the nine months ended March 31, 2000 and 2001, amount to $2,288, $6,288, $55,733 and $131,284, respectively. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year. As long as the U.S. influenza market remains the principal market for the Company's products, the Company's revenues may be concentrated in the second and third quarters of each fiscal year.

NOTE 2 - NET LOSS PER SHARE

For the three and nine-month periods ended March 31, 2001 all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At March 31, 2001, there were warrants outstanding for the purchase of an aggregate of 1,397,485 shares of the Company's common stock, exercisable at prices ranging from $2.00 to 4.00 (an average of $2.98 per share) (Note 3). The Company has allocated 1,250,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, 789,269 of which remain unexercised at March 31, 2001 (exercise prices ranging from $1.00 - $4.94 per share). In addition the Company has reserved 100,000 shares of common stock for issuance under the Consultants' stock option plan, 55,000 of which were granted (exercise prices ranging from $2.06 - $2.97 per share), and are unexercised at March 31, 2001. Stockholders approved this plan on December 13, 2000.

For additional disclosures regarding the stock option plans, see Note 6 to the June 30, 2000 financial statements filed on Form 10-KSB.

NOTE 3 - STOCK OPTIONS, WARRANTS AND AWARDS

During the nine month period ended March 31, 2001, the Company issued an additional 136,000 warrants and 25,000 Consultant stock options (collectively with prior awards, the "Service Awards") to third parties in exchange for certain marketing and administrative services. The Company expensed approximately $102,000 and increased additional paid in capital by $185,000 related to the fair value of Service Awards for services received by the Company during the nine months ended March 31, 2001 and has deferred approximately $128,000 of the fair value of the Service Awards at March 31, 2001. The deferred value of the Service Awards will be amortized to marketing expenses over the term that services are received by the Company. Under the terms of the grants, the Service Awards generally have a contractual life of 3 to 10 years and have various vesting schedules.

In addition, during the first quarter of fiscal 2001 the Company repriced 230,000 warrants issued to underwriters in conjunction with the Company's 1997 initial public offering. These warrants were initially issued with a five-year term and an exercise price of $12.40. Under the new terms the warrants have an exercise price of $3.43 with an additional call feature that allows the Company to force exercise of the warrants should the share price exceed $5.50 for five consecutive trading days. The Company expensed approximately $99,000 representing the fair value of the warrants, as adjusted, for the nine months ended March 31, 2001.

During the second quarter of fiscal 2001 the Company issued additional options to two officers for the purchase of 15,000 shares under the Employees' Stock Option Plan. In addition, the Company repriced previously issued options to two officers and three directors for the purchase of 108,553 shares under the Employees' and Directors' Stock Option Plans. The exercise price of the repriced shares which had averaged $5.01 per share is now $2.00 per share.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three-month and nine-month periods ended March 31, 2000 and 2001, are detailed below.

                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                           MARCH 31,                                  MARCH 31,
                                  2000                  2001                 2000                   2001
                              -----------           -----------           -----------           -----------
Net loss                      $(1,230,411)          $(1,357,242)          $(4,067,840)          $(4,142,693)
Unrealized gains
  (losses) on
  investments
  available for sale                4,661                (2,837)               (4,626)                3,842
                              -----------           -----------           -----------           -----------
Comprehensive loss            $(1,125,750)          $(1,360,079)          $(4,072,466)          $(4,138,851)
                              ===========           ===========           ===========           ===========

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

The Debentures are convertible to common stock at the option of each Investor based on a conversion price based on the weighted average price of the Company's common stock for 15 days prior to certain periodic anniversaries of the issuance of the Debentures, and are secured by a first priority interest in substantially all of the Company's assets. The Debentures prohibit the Company from declaring and paying dividends on its common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the Debentures.

The initial conversion price at the date of closing was $3.12 per share. The Company initially reserved for future issuance 200% of the shares and warrants to be issued upon conversion and exercise of the Debentures and associated warrants by the Investors and has registered the Debentures and warrants.

The Debentures are convertible into the Company's common stock at the option of the Company if the closing bid price of the Company's common stock equals 150% of the Initial Conversion Price ($4.69 per share) for 15 consecutive days. The Company has the option, assuming no event of default has occurred, to redeem the Debentures if the conversion price at any subsequent periodic anniversary date is lower than the initial conversion price, at their liquidation value plus 12%.To redeem the Debentures the Company must give the holders 30 days written notice. The Debenture holders may convert the Debentures to common stock prior to actual redemption.

The Debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that the Company sells equity at less than market prices and put options at the discretion of the Investors, which allow the Investors to demand repayment of the Debentures at their carrying value plus 20%. These put options become available to the Investors upon the occurrence of certain events, including if the Investors do not have the ability to "freely trade" the underlying common stock (see Note 8), or if a change of control occurs. Further, if an event of default (which includes, among other things, the nonpayment of interest when due, failure to perform under related agreements and/or other agreements in an amount exceeding $25,000,failure to maintain listing on an approved exchange and becoming insolvent) occurs and is continuing, the Investors may declare the Debentures immediately due and payable.

In conjunction with the issuance of the Debentures to the Investors, the Company issued warrants to the Investors for the purchase of 180,000 shares of common stock at an exercise price of $3.17 per share, exercisable for a period of five years following closing. The estimated fair value of these warrants of $374,400 was recognized as debt discount at the date of issuance. Further, if the Investors convert the Debentures into the Company's common stock when the closing bid price of the common stock is greater than $4.00 per share, then for every 10 shares received upon conversion, the Investors will receive one warrant to purchase one share of the Company's common stock at $4.00 per share, exercisable for a period of five years following conversion.

The Company issued to a principal of Granite Financial Group, Inc. Debentures in an aggregate principal amount of $112,000 and 54,244 warrants (44,164 with an exercise price of $3.43 and 10,080 with an exercise price of $3.17) as compensation for its services as our placement agent in connection with the offering. The Company also issued to an affiliate of Rand P. Mulford, one of the Company's directors, in his capacity as a representative of Granite, $48,000 in Debentures and 4,320 warrants. All of the warrants issued to Mr. Mulford had an initial exercise price of $3.17 per share, and all of the Debentures, including Granite's, had an initial conversion price of $3.12 per share. The estimated fair value of the warrants and debentures of $263,000 issued to these parties in connection with the placement of the Debentures has been recognized in the accompanying balance sheet as deferred Debenture offering cost and will be amortized to interest expense over the estimated 24-month maturity period of the Debentures.

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

On April 13, 2001, the first periodic anniversary of the issuance of the Debentures, the conversion price was reset from the initial conversion price of $3.12 per share to a revised conversion price of $.70 per share. On May 1, 2001, the Company elected to add interest payable on the Debentures in the amount of $54,000 to outstanding principal bringing the total outstanding face amount of the Debentures as of May 1, 2001, to $2,214,000. The effect of the change in the conversion price and the addition of interest to principal resulted in an increase in the potential number of shares of common stock from exercise of both the Debentures and associated warrants from 929,764 to 3,395,558. As a result of this reset in April 2001 that allows the holders of the Debentures to obtain a substantially greater number of shares of the Company's common stock, if converted, in the fourth quarter of fiscal 2001, the Company may be required to ascribe a value to the conversion price under the Debentures that could effectively result in discounting the carrying amount of the Debentures to zero, with accretion of interest over their life to accumulate the face value of the Debentures. The Company has increased the shares reserved for future issuance to provide for the increase and is obligated to file a registration statement covering such shares on or before May 28, 2001.

Although the Debentures are not due by their terms until October 2002, inasmuch as the Company cannot be assured that its common stock will continue to be listed on an acceptable exchange nor remain solvent for a period of one year from March 31, 2001, as required by the terms of the Debentures, as well as the likelihood that the Debentures could be retired from proceeds from any successful capital transaction in the near term, the Company has classified the Debentures as due within one year in the accompanying March 31, 2001 balance sheet (see Note 7).

NOTE 6 - LEASE COMMITMENTS

In March 2001, the Company was released from a portion of its facility lease commitments for approximately 17,054 square feet by the lessor, a shareholder. As a result, the Company recognized a non-cash gain on previously accrued deferred lease rentals in the amount of $138,174 and will reduce its monthly rental commitment to approximately $22,000.

NOTE 7 - LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate cash and marketable securities available for sale, which along with the level of net sales contribution for fiscal 2001, are expected to fund the planned operations at least through June 30, 2001. The Company has taken a number of actions to reduce cash requirements in the fourth quarter. These include a reduction in personnel levels and consulting activities and agreements with suppliers to reduce or defer payments in May and June until fiscal 2002.

The Company believes that the introduction of influenza therapeutics by other pharmaceutical companies in fiscal 2000 will enhance sales of ZstatFlu for future influenza seasons. The Company expected fiscal 2001 diagnostic sales to increase significantly given the expected growth of influenza therapeutics and the companion need for an accurate and rapid diagnostic. However, the influenza season of 2000-2001 proved to have had an unusually mild occurrence of influenza in terms of impact relative to typical seasons. As the incidence of influenza did not reach the levels of normal years, our revenues for fiscal 2001 will not meet planned levels.

As of March 31, 2001, the Company has approximately 350,000 units of ZstatFlu available for sale and believes, assuming a normal influenza season in fiscal 2002, it will sell at least 600,000 units of ZstatFlu, however, the Company will require additional working capital to sustain operations beyond June 30, 2001. The Company cannot assure that any such additional working capital will be available to us upon acceptable terms, or at all.

Additionally, as discussed in Note 5, the Company is required, under terms of the Debentures, to have its common stock "freely trade" on an acceptable exchange and remain solvent, among other terms. In the event the Company is not successful in retaining its listing on the Nasdaq National Market but is allowed to trade its common stock on the Nasdaq SmallCap Market, it is possible that the Company may also not meet the net tangible assets requirement and minimum $1.00 share price requirement necessary to remain on the Nasdaq SmallCap Market. It would then be in default of the Debentures (Note 5). If such default is not waived by the holders, or should the Company become insolvent, the holders have the right to exercise a put provision, causing the face amount of the Debentures to become immediately due and payable at the greater of (i) 120% of the outstanding principal, accrued but unpaid interest and accrued but unpaid delay or forbearance payments; or (ii) the value that a selling security holder would be entitled to receive upon conversion of the Debentures at the current conversion price followed by the subsequent sale of the common stock received thereby at the greater of the market price in existence from the time of the event triggering the right to redemption until the time of the closing of a redemption of a debenture. Management of the Company currently believes they will be successful in obtaining new capital to remain solvent and keep its common stock freely traded on a Nasdaq exchange; however, there are no assurances that this belief will not change in the near term. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these matters.

NOTE 8 - NASDAQ STAFF DETERMINATIONS

In February 2001, we received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible asset requirement for continued listing set forth in marketplace rule 4450(a)(3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff determination. The hearing has been granted and is scheduled for May 17, 2001.

On May 10, the Company received an additional deficiency notice from Nasdaq indicating the Company was no longer in compliance with the minimum bid price of $1.00 as set forth in marketplace rule 4450(a)(5) and granting the Company a 90-day period to regain compliance. The Company has already undertaken several significant initiatives, which, if successful, may avoid the need to switch its securities from the Nasdaq National Market to the Nasdaq SmallCap Market and may increase the Company's common stock trading price; however, the Company cannot assure its common stock will be listed on either the Nasdaq National Market or SmallCap Market after May 17, 2001 or that its common stock will trade for $1.00 prior to the expiration of the 90-day grace period.

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

OVERVIEW

ZymeTx, Inc. is engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

         - develop products that may be used to diagnose and treat a range of viral diseases

         - earn revenues from marketing ZstatFlu, our first diagnostic product;

         -        continue our diagnostic research and development program; and

         -        sustain a viral therapeutic research and development program.

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

PLAN OF OPERATIONS

Our plan of operations for fiscal 2002, assuming we are successful in raising capital as discussed below, is to market ZstatFlu to the point of care, acute care and hospital markets. We will focus our product development spending toward further improvement to our technology platform.

We believe we have adequate cash and marketable securities available for sale, which along with net sales contribution for fiscal 2001, are expected to fund the planned operations at least through June 30, 2001. We have taken a number of actions to reduce cash requirements in the fourth quarter. These include a reduction in personnel levels and consulting activities and agreements with suppliers to reduce or defer payments in May and June until fiscal 2002. We believe that the introduction of influenza therapeutics by other pharmaceutical companies in fiscal 2000 has enhanced and will continue to enhance our sales of ZstatFlu for future influenza seasons. The Company expected fiscal 2001 diagnostic sales to increase significantly given the expected growth of influenza therapeutics and the companion need for an accurate and rapid diagnostic. However, the influenza season of 2000-2001 proved to have had an unusually mild occurrence of influenza in terms of impact relative to typical seasons. As the incidence of influenza did not reach the levels of normal years, our revenues for fiscal 2001 will not meet planned levels. The Company will require additional working capital to sustain operations beyond June 30, 2001. We cannot assure that any such additional working capital will be available to us upon acceptable terms, or at all.

We are vigorously pursuing all options to maximize the value of the Company to its stockholders. We have identified and initiated contact with a number of potential financing sources, strategic collaborators or acquirers to either allow for continued long-term operation or achieve a sale of the Company on the most favorable possible terms for our stockholders. (See "Factors Affecting Operations".)

RESULTS OF OPERATIONS

NET LOSS

For the three and nine months ended March 31, 2001, we recognized a net loss of $1.4 million and $4.1 million, respectively. Net loss applicable to common stock for the three and nine months ended March 31, 2001, was $.20 and $.60 per basic and diluted share, respectively. Sales of ZstatFlu increased in the second and third quarters, as in prior years, coinciding with the onset of the influenza season; however, sales decreased from the prior fiscal year due to the mild influenza season of 2000-2001. Net loss for the nine months ended March 31, 2001, is slightly greater (2%) than the prior year's net loss.

PRODUCT SALES

For the three and nine months ended March 31, 2001, we recognized approximately 17% and 33%, respectively, less revenues as compared to the prior three and nine months ended March 31, 2000. As discussed in "Plan of Operations", the prevalence of influenza did not reach that of normal levels, which severely impacted our revenues for fiscal 2001.

RESEARCH AND DEVELOPMENT

Research and development spending for the three and nine months ended March 31, 2001, totaled $.4 and $1.0 million, respectively. This represents an increase of 19% and 10%, respectively, from the comparable three and nine months ended March 31, 2000. This increase is due primarily to decreased reimbursement of research expenditures from the Oklahoma Center for the Advancement of Science and Technology, which amounted to $16,000 and $0 for the three months ended March 31, 2000 and 2001, and $106,000 and $59,000 for the nine months ended March 31, 2000 and 2001, respectively. Additional expenses in fiscal 2001 include $61,000 for expenses associated with obtaining the Certified Laboratory Improvement Amendments (CLIA) waiver for ZstatFlu.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.1 and $.6 million, respectively, for the three and nine months ended March 31, 2001. Costs decreased 15% for both the three and nine month periods when compared to the three and nine months ended March 31, 2000. The decrease is due primarily to a decrease in contract labor expense.

SALES AND MARKETING

Sales and marketing expenses totaled $.5 million and $1.7 million, respectively, for the three and nine months ended March 31, 2001. Costs decreased 2% and increased 15%, respectively, compared to the prior three and nine months ended March 31, 2000. This change is due to timing, increased sales and marketing efforts during the current year and increased product shipping expense.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.3 million and $1.3 million, respectively, for the three and nine months ended March 31, 2001. This represents a 25% and 38% decrease, respectively, from the comparable three and nine months ended March 31, 2000. The decrease was principally due to the following items which were booked in the first two quarters of fiscal year 2000:
(i) severance and other compensation expense totaling $.2 million related to an executive services agreement for our former chief executive officer; (ii) a rent buyout of $.1 million; and (iii) $.2 million associated with stock awards granted to the Company's Chief Executive Officer. A decrease in accrued rent expense occurred in the third quarter of 2001 (approximately $137,000) due to cancellation of accrued deferred rent.

OTHER INCOME (EXPENSE)

Interest, dividend and other income totaled $25,000 and $172,000 for the three and nine months ended March 31, 2001. This represents a decrease of 63% and 38%, respectively, compared to the three and nine months ended March 31, 2000. The nine months ended March 31, 2001 included the recognition in income of a $50,000 deposit upon forfeiture by a Japanese distributor who received ZstatFlu product approval in Japan after the contractual period had lapsed. The remaining decrease resulted from reduced levels of marketable securities available for investment as cash is consumed by operations.

INTEREST EXPENSE

Interest expense totaled $129,000 and $249,000 for the three and nine months ended March 31, 2001. This represents an increase of 1,346% and 796%, respectively, compared to the three and nine months ended March 31, 2000. This increase is due to the Debenture issuance in October, 2000. See Note 5 of Notes to Financial Statements for additional detail.

LIQUIDITY AND CAPITAL RESOURCES

We have relied principally on equity financing to fund our operations and capital expenditures. Working capital at March 31, 2001, was $.7 million, as compared to $4.6 million at June 30, 2000. Included in working capital was inventory amounting to $2.1 million and $1.9 million units of ZstatFlu at March 31, 2001 and June 30, 2000, respectively. The decrease in working capital is principally due to cash losses from operating activities which consumed marketable securities available for sale. As of March 31, 2001 cash and available marketable securities was $.8 million. To supplement available operating capital, on October 13, 2000, we issued senior secured convertible debentures resulting in net proceeds of $1.9 million. The sale of these Debentures is discussed in Note 5 of Notes to Financial Statements.

In establishing our operating plans for fiscal 2001 including the amount of inventory of ZstatFlu products to produce for the 2000-2001 influenza season, we assumed that the availability of influenza therapeutics would significantly improve the market opportunity for influenza diagnostic products such as ZstatFlu. We estimated that we would expend approximately $1.1 million to produce 500,000 units of ZstatFlu for sale in fiscal 2001. This level of production represented approximately 400,000 more units than we sold in fiscal 2000. Preliminary plans for fiscal 2002 assume the sale of at least 600,000 units of ZstatFlu. Approximately 350,000 units are in inventory and require rework at a cost of approximately $100,000 for which a reserve has been recorded. The sale of these units next year would generate cash in excess of $4.0 million. The cost of producing an additional 250,000 units for sale next year is expected to require cash of approximately $.7 million.

As stated above in "Plan of Operations", the level of unit sales for fiscal 2001 were significantly under budget due to the atypical influenza season. We will require additional working capital to fund operations in fiscal 2002. Also, as discussed in Note 5, the Company is required, under terms of the Debentures, to have its common stock "freely trade" on an acceptable exchange and remain solvent, among other terms. In the event the Company is not successful in retaining its listing on the Nasdaq National Market, it is possible that the Company may also not meet the net tangible assets requirement and minimum $1.00 share price requirement necessary to remain on the Nasdaq SmallCap Market, and it will be in default of the Debentures (Note 5). If such default is not waived by the holders, or should the Company become insolvent, the holders have the right to exercise a put provision, causing the Debentures to become immediately due and payable. Management of the Company currently believes they will be successful in obtaining new capital to remain solvent, keep its common stock freely traded on a Nasdaq exchange and regain a minimum $1.00 bid price for its common stock; however, there are no assurances that this belief will not change in the near term. We cannot be sure that we will be able to secure such additional working capital. If we are unsuccessful in securing financing to provide us with operating capital, then we may not be able to realize our investments in inventory and long-lived assets and will be required to consider other options, including the sale or dissolution of the company, or a sale of significant portions of its assets. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these matters.

SALE OF DEBENTURES

On October 13, 2000, we closed the sale of $2.0 million of 5% senior secured convertible debentures to two private investors, resulting in net proceeds of approximately $1.9 million. For further discussion, see note 5 of the attached financial statements.

OMRF PROMISSORY NOTE

We have a promissory note outstanding relating to a license of intellectual property from OMRF which had an outstanding balance at March 31, 2001 of $.1 million. The terms of the note, as amended, require quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full.

FACTORS AFFECTING OPERATIONS

The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

WE HAVE INCURRED LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE. WITHOUT ADDITIONAL FUNDING, WE MAY NOT BE ABLE TO SUSTAIN OPERATIONS BEYOND JUNE 30, 2001.

ZstatFlu is our only current source of product revenue. We have incurred losses in each year since our inception in 1994. For fiscal 1999 and fiscal 2000, we incurred net losses of $8.6 million and $6.8 million respectively. For the nine months ended March 31, 2001, we incurred a net loss of $4.1 million. As of March 31, 2001, our working capital was $.7 million.

Although we believe that our working capital is adequate to sustain our operations for the remainder of fiscal 2001, our existing working capital may not meet our needs beyond June 30, 2001. Our revenues were severely impacted by the mild 2000-2001 influenza season. Consequently, we will require significant amounts of equity financing to sustain operations through fiscal 2002. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2001 will depend on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

If we are unsuccessful in securing financing to provide us with operating capital, then we will be required to consider other options, including selling the company or its significant assets or dissolving the company.

WE NEED SUBSTANTIAL ADDITIONAL FUNDING AND MAY NOT HAVE ACCESS TO CAPITAL. IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, WE MAY NEED TO DELAY, REDUCE OR ELIMINATE RESEARCH AND DEVELOPMENT PROGRAMS OR OUR COMMERCIALIZATION EFFORTS, WHICH WOULD HARM OUR BUSINESS.

We will need to raise substantial additional funds to continue our business activities. We have incurred losses from operations since inception and may continue to incur additional operating losses, resulting from:

         -        further research and development activities;

         -        further clinical trials;

         -        further development of marketing and sales capabilities; and

         - payments to our licensor related to ZstatFlu and our other product candidates.


We will require additional capital for fiscal 2002. However, our actual capital requirements will depend upon numerous factors, including:

         -        the cash flows provided from the sale of ZstatFlu;

         -        the development of further commercialization activities;

         -        the progress of our research and development programs;

         -        the progress of preclinical and clinical testing;

         -        the time and cost involved in obtaining regulatory approvals;

         - the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

         -        the effect of competing technological and market developments;

         - the effect of changes and developments in our existing licensing and other relationships; and

         - the terms of any new collaborative, licensing and other arrangements that we may establish.

We may be unable to raise sufficient funds to continue operations beyond June 30, 2001 or to complete our development, marketing and sales activities for ZstatFlu or any of our other product candidates. Potential funding sources include:

         -        public and private securities offerings;

         -        debt financing, such as bank loans; and

         - collaborative, licensing and other arrangements with third parties.

We may not be able to obtain sufficient debt or equity funding on acceptable terms. In such case, we may have to cease operations or delay, reduce or eliminate research and development programs. Our sale of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

OUR SECURITIES MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET BECAUSE WE FAIL TO MEET THE NET TANGIBLE ASSET REQUIREMENTS AND THE PRICE OF OUR COMMON STOCK IS LESS THAN $1.00 PER SHARE.

In February 2001, Nasdaq advised us that we failed to comply with the net tangible asset requirement for continued listing, and that our securities may be delisted from the Nasdaq National Market. On May 10, 2001 Nasdaq further advised us that our common stock did not meet the minimum bid price of $1.00 and granted us a 90-day grace period to regain compliance. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determinations and plan to request that our stock continued to be listed. We cannot assure you, however, that Nasdaq will grant our request for continued listing. The delisting of our securities from the Nasdaq National Market could adversely impact our ability to obtain additional funding. If, following any such delisting, our common stock is not listed on the Nasdaq Small Cap Market we will be in default under the debentures held by the selling security holders. In the event of such a default, the selling security holders may consider the debentures immediately due and may enforce all of their rights and remedies including redeeming the debentures at the greater of:


         - 120% of the outstanding principal, accrued but unpaid interest and accrued but unpaid delay or forbearance payments; or

         - the value that a selling security holder would be entitled to receive upon conversion of the debentures at the current conversion price followed by the subsequent sale of the common stock received thereby at the greater of the market price existence from the time of the event triggering the right to redemption until the time of the closing of a redemption of a debenture.

WE HAVE SIGNIFICANT INDEBTEDNESS AND WE MAY NOT BE ABLE TO MEET OUR OBLIGATIONS.

We are highly leveraged and have significant debt service requirements. In October 2000, we issued $2,160,000 of senior secured convertible debentures due in October 2002, which are secured by all of our assets. The interest on the debentures is payable in cash or common stock or by adding the interest to the outstanding principal due under the debentures at our option. The debentures are convertible to common stock at the option of the investors.

We are not currently generating sufficient cash flow from operations to pay the principal amount of the debentures on their due date. This may require us to borrow additional funds or sell additional equity to meet this obligation if the debenture is not converted to common stock. If we default on the debentures, the debenture holders may consider the debentures immediately due and payable and commence a foreclosure action. To avoid a foreclosure, we may have to sell the company's assets to repay our indebtedness and preserve as much value as possible for our stockholders. We believe a potential buyer would require us to assign to it the OMRF license, and that OMRF would agree to such an assignment. We cannot, however, be sure that OMRF would agree to any such transfer or that a willing buyer would be found.

Our ability to meet our debt service obligations and to reduce our indebtedness depends on our future operating performance and on economic, financial, competitive, regulatory and other factors affecting our operations. Many of these factors are beyond our control and some or all of these factors could adversely affect our future operating performance. We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied on equity and debt financings to fund our operations.

BECAUSE OF RAPID TECHNOLOGICAL DEVELOPMENT AND INTENSE COMPETITION, OUR PRODUCTS MAY BE OBSOLETE BEFORE WE RECOUP COMMERCIALIZATION EXPENSES.

The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu.Becton-Dickinson had introduced an influenza A and B diagnostic in late 2000.

WE DEPEND ON THE SUCCESS OF ZSTATFLU.

During the 1998-1999 influenza season we had limited success in realizing sales of ZstatFlu, due principally to the lack of therapeutic products to treat influenza. With the introduction of therapeutics during the 1999-2000 influenza season we saw significantly increased sales of ZstatFlu. Sales of ZstatFlu decreased during the unusually mild 2000-2001 influenza season. The degree of market acceptance of ZstatFlu will depend upon a number of factors, including the availability of third-party reimbursement on an economically advantageous basis to care providers, the establishment of cost-effectiveness of ZstatFlu and its advantages over existing technologies and products.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP A THERAPEUTIC OR OTHER DIAGNOSTIC PRODUCTS.

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

For the remainder of fiscal 2001, we will concentrate our efforts on developing new diagnostic products and completing developments of improvements to ZstatFlu. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2002 and beyond if capital resources are available to justify expenditures for those products. Due to our present working capital constraints, we plan to reduce research and development expenditures during fiscal 2001 which may further delay or eliminate the development and acceptance of our therapeutic or other diagnostic products.

WE CURRENTLY DEPEND ON THIRD PARTIES TO MANUFACTURE ZSTATFLU.

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

WE DEPEND ON PATENTS AND PROPRIETARY RIGHTS, WHICH MAY OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGEMENT. IF WE ARE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE HARMED.

Our success will depend, in part, on our ability to:

         -        obtain patents and license patent rights,

         -        to maintain trade secret protection, and

         - to operate without infringing on the rights of other patent holders.

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

THE FDA AND OTHER GOVERNMENTAL AUTHORITIES STRICTLY REGULATE OUR PRODUCTS. IF REGULATION DELAYS THE SALE OF OUR PRODUCTS, OUR BUSINESS WOULD BE HARMED.

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

IF WE ARE NOT ABLE TO MANAGE THE GROWTH OF THE COMPANY WE MAY NEVER ACHIEVE PROFITABILITY.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH MAY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS REGARDLESS OF THE OUTCOME.

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

OUR INABILITY TO FUND OR COMPLETE PRECLINICAL STUDIES AND CLINICAL TRIALS COULD RESULT IN DELAYS AND INCREASED COSTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

Our initial public offering became effective on October 29, 1997 pursuant to a Registration Statement on Form SB-2 (File No. 333-33563). The net proceeds of our initial public offering were approximately $18,337,000. From the effective date of our registration statement to March 31, 2001, we have paid the net proceeds to others for the purposes indicated below:

                    Temporary investments              $     499,000
                    Inventory                              2,741,000
                    Other expenses                         1,147,000
                    Operating expenses                  $13,950,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: NONE ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         - The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Wednesday December 13, 2000.

         - Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

         - Out of a total of 6,845,394 of the Company's common stock outstanding and entitled to vote, 5,835,506 were present at the meeting in person or by proxy on December 13,2000, representing approximately 85% percent of the total outstanding.

         - Three directors were elected to serve on the Company's board of directors until the 2003 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                                                        Authority
         Nominee                       For              Withheld
                                     ---------          ---------
         Norman R. Proulx            5,632,633          1,212,761
         William I. Bergman          5,629,033          1,216,361
         David E. Rainbolt           5,631,748          1,213,646

         - Amendments to the ZymeTx, Inc. Stock Option Plan and the Directors Stock Option Plan were approved by the following votes:

                                              Authority
            For             Against           Withheld
            ---             -------          ---------
         1,596,295          444,069          1,055,095

         - Ernst & Young LLP was elected to serve as our external audit firm. The tabulation was as follows:

                                                        Authority
                                      For               Withheld
                                      ---               --------
         Ernst & Young LLP          5,812,684          1,032,710

ITEM 5. OTHER INFORMATION: NONE

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K:

a.       Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ZYMETX, INC., a Delaware Corporation
                            --------------------------------------------
                            (Registrant)

                            /s/ Fred E. Hiller
                            ----------------------------------------------------

                            Fred E. Hiller Principal Financial and
                            Accounting Officer

Date: May 15, 2001