Form 10KSB
period 2001-06-30
ZYMETX INC
filed 2001-10-15
CIK 921439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                 For the transition period from        to
                                                                ------    ------

                                               Commission File Number: 000-23145

                                  ZYMETX, INC.
                 (Name of small business issuer in its charter)

                    DELAWARE                                 75-731444040
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

         800 RESEARCH PARKWAY, SUITE 100
             OKLAHOMA CITY, OKLAHOMA                             73104
    (Address of principal executive offices)                  (Zip Code)

                                 (405) 271-1314
                           (Issuer's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

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

    Issuer's revenues for its most recent fiscal year were $948,703.

    As of October 14, 2001 the aggregate market value of voting stock held by non-affiliates of the issuer was $3,520,066 (based on the closing price for the common stock on the NASD Over-the-Counter (OTC) Bulletin Board on such date of $0.51 per share). As of October 14, 2001 there were 6,902,091 shares of common stock, $0.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

    The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 14, 2001 is incorporated by reference in
    Part III, Items 9, 10, 11 and 12.

    Transitional Small Business Disclosure Format (check one): YES      NO [X]
                                                                   ---     ---

================================================================================

                                  ZYMETX, INC.

                                   FORM 10-KSB
                     For the fiscal year ended June 30, 2001


                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
  PART I ............................................................................................          2

  Item 1.  Description of Business...................................................................          2

  Item 2.  Description of Property...................................................................          9

  Item 3.  Legal Proceedings.........................................................................          9

  Item 4.  Submission of Matters to a Vote of Security Holders.......................................          9

  PART II ...........................................................................................          9

  Item 5.  Market for Common Equity and Related Stockholder Matters..................................          9

  Item 6.  Management's Discussion and Analysis or Plan of Operation.................................         10

  Item 7.  Financial Statements......................................................................         16

  Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure......         16

  PART III ..........................................................................................         17

  Item 13. Exhibits and Reports on Form 8-K..........................................................         17

  Signatures.........................................................................................         18

  Index to Financial Statements......................................................................        F-1

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

GENERAL

    ZymeTx, Inc. is engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

    o develop products that may be used to diagnose and treat a range of viral diseases;
    o   earn revenues from marketing ZstatFlu, our first diagnostic product;
    o continue our diagnostic research and development program into other platform technologies; and
    o   sustain an anti-viral therapeutic research and development program.

    ViraZyme(R), our core technology, exploits the subtle structural differences and characteristics of enzymes to create products to diagnose and treat viruses. Our diagnostic technology is a platform for proprietary two-part compounds that will split when the compound contacts a specific enzyme which is the viral target site. As a result of this split, one part of the compound reveals itself in formats easily detected by the naked eye, permitting the user to determine whether the virus is present. For therapeutic products, the technology platform uses modified versions of the diagnostic compounds that bind to specific viral enzymes to interrupt the replication cycle, and a proprietary Inverted Drug Screening System (IDS).

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

    For fiscal 2000 and fiscal 2001, we incurred net losses of $6.8 million and $7.0 million respectively. As of June 30, 2001, our working capital was a deficit of $1.7 million. Our plan for fiscal 2002 can only be achieved if we can obtain new financing, aggregating $3.5 million during the second quarter of fiscal 2002. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2002 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

    As an alternative to financing, we are considering all other options, including the sale of the company, the sale of significant assets of the company or dissolution of the company. See Liquidity and Capital Resources.

    ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

ZYMETX TECHNOLOGY

    SCIENTIFIC BACKGROUND. Our ViraZyme(R) technology focuses on the development of highly specific/selective molecules that will interact only with an enzyme of specific origin such as viral, mammalian or bacterial origin. This permits interaction with one enzyme while preventing activity with a similar enzyme of different origin. We can identify the fingerprint of critical enzymes and then build molecules having great preference for only the targeted form of the enzyme. We build these molecules using proprietary assays supported by X-ray crystallography. The enzyme structure is analyzed with 3-dimensional computer aided designs, and by "rational design" which is a method of designing a molecule based upon knowledge of the desired structural characteristics.

    The core of the ViraZyme(R) approach is to identify essential target sites of viral enzymes and synthetically produce molecules that act selectively upon an identified target site. This approach has now been shown to develop both diagnostic and therapeutic programs.

    We select viral diseases other than influenza to be targeted for commercialization of our products based on the following criteria:

    o   potential market size;

    o   the viral disease's incidence, morbidity/mortality;

    o   the availability of diagnostics and therapeutics for the viral disease;
        and

    o   the existence of possible corporate partners.

    During fiscal 2000 and fiscal 2001, we incurred research and development expenses of approximately $1.6 million and $1.2 million, respectively. Developing any additional products will require significant ongoing research and development and capital resources not currently available to us.

ZSTATFLU(TM)

    BACKGROUND. Our flagship product, ZstatFlu(TM), permits physicians to detect both influenza types A and B virus directly from a patient specimen while in the physician's office. The unique patented technology of ZstatFlu(R) targets the influenza neuraminidase enzyme. The ViraZyme(R) technology incorporates patented substrate molecules which react with the influenza neuraminidase enzyme to generate a visible color exposing the presence of the virus.

    PRODUCT STATUS. The FDA cleared the original ZstatFlu(TM) test in September 1997. In August 1998 and August 1999 we introduced FDA cleared improvements to this product. These improvements have made the test easier to use and have improved the test's performance.

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

    In December 2000 the ZstatFlu(TM) test was granted waived status by the United States Food and Drug Administration (FDA). The waived status under the Clinical Laboratory Improvements Amendment (CLIA) means the test procedure can be performed properly and safely without the usual regulatory requirements that govern most other laboratory tests because of the test's simplicity of use and performance features.

OTHER CURRENT PRODUCTS CLEARED BY THE FDA

    We have a history of successfully gaining FDA 510(k) clearances; however, we have chosen not to expend resources to market the products described below, and we cannot assure you we will ever market these products or that marketing such products would generate significant income.

    VIRAZYME(R) CULTURE SCREEN. ViraZyme(R) Culture Screen, cleared by the FDA in June 1996, detects influenza and parainfluenza viruses and is a product available to clinical labs, in contrast to the use of ZstatFlu(R), which is used both in physician office laboratories and clinical labs. We believe the Culture Screen product reduces labor-intensive procedures in the clinical laboratory and reduces costs.

    VIRASTAT(R) PARAINFLUENZA 1, 2 AND 3 FITC-LABELED MONOCLONAL ANTIBODIES. ViraSTAT(R) Parainfluenza 1, 2 and 3, cleared by the FDA in 1995, is the first of a series of clinical lab products we developed using monoclonal antibody technology. Monoclonal antibodies are highly specific for a particular part of an organism and are homogeneous in that they all arise from a single cell clone. This directly labeled product has several distinct advantages over time and labor-intensive tests of other clinical lab products currently available. We intend to develop other monoclonal antibody-based products for the detection of adenovirus and RSV, and the influenza type A and B products which comprise a panel test detecting multiple viruses.

    VIRASTAT(R) INFLUENZA TYPES A AND B FITC-LABELED MONOCLONAL ANTIBODIES. ViraSTAT(R) Influenza types A and B were produced and cleared by the FDA in 1999, and are the follow-on products developed toward completion of a respiratory virus panel of monoclonal antibodies.

OTHER DIAGNOSTIC PRODUCTS IN DEVELOPMENT

    ADVANCED VIRAL TESTING PLATFORM TECHNOLOGY. In fiscal 2000, we were awarded a $213,000, three-year grant from Oklahoma Center for the Advancement of Science & Technology for the commercial development and clinical testing of a chemiluminescence-based advanced viral testing platform technology. This technology, which has completed laboratory testing, is being developed as a highly sensitive and highly specific platform with broad application to detect multiple viral disease organisms.

    In fiscal 2001, we signed a definitive agreement with Polaroid Corporation to govern the continued development and commercial marketing of a new film and chemiluminescence-based rapid disease detection platform using this light-emitting technology. This new system will initially target the rapid diagnosis of influenza and will be followed by applications to other viral diseases.

    ADDITIONAL VIRASTAT(R) FITC-LABELED MONOCLONAL ANTIBODIES. We have developed an improved proprietary method for directly labeling monoclonal antibodies with a commonly used fluorescent dye. This method represents the currently accepted method employed by clinical laboratories to culture and identify viruses. These antibodies may be marketed separately or in a panel with other monoclonal antibodies for detection of respiratory viruses. ViraSTAT(R) monoclonal antibodies have been found superior to commercially available antibodies in our tests.

THERAPEUTIC RESEARCH PROGRAM

    During fiscal 2000 and 2001 we reallocated our financial resources to focus on the further development and enhancement of our ZstatFlu(TM) diagnostic product. We expect to devote greater resources to therapeutic development in fiscal 2003, provided that we have the financial ability to do so. Despite this reallocation, we continue to conduct pre-clinical research in the following areas through funding by National Institutes of Health (NIH) grants, and are seeking additional grants from other agencies. For fiscal 2000 and 2001, funded grants to the Company aggregated $120,000 and $135,000, respectively.

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

    IMMUNE MODULATORY THERAPEUTIC DEVELOPMENT. In addition to its Respiratory Syncytial Virus Therapeutic Development program, the Company has identified a series of compounds through its Inverted Drug Screening Program (IDS) that has the effect of stimulating T-cells, B-cells and macrophages. These preparations are currently in pre-clinical studies and the Company has applied for federal grants to continue development of this program. Immune modulators may be important in the treatment of immunodeficiencies of the body caused by viral infection or by chemotherapy for malignant diseases.

SALES AND MARKETING

    INFLUENZA MARKET. Our primary market is the seasonal disease influenza. Influenza is caused by a virus spread from person to person generally through physical contact or contact with respiratory fluids. According to the Center for Disease Control in Atlanta, Georgia, each year the disease affects 30 million to 60 million people in the United States depending on the length and severity of the season. In a typical year, the disease results in approximately 130,000 hospitalizations and 30,000 to 40,000 deaths.

    Historically, the use of diagnostic testing follows the availability of therapeutic products. During the 1999-2000 influenza season a new family of antiviral therapeutic products became available to treat influenza. GlaxoWellcome's influenza therapeutic Relenza(TM) and Roche Laboratories influenza therapeutic TamiFlu(TM) were introduced during the 1999/2000 influenza season. We believe that the presence of these therapeutics has enhanced the marketability of all influenza diagnostic products, including ZstatFlu(TM).

    MARKET STRATEGY. To maximize the market opportunity created by the introduction of influenza therapeutics, we have implemented an influenza comprehensive disease management program. This program includes informing physicians and consumers about the importance of vaccination, disease surveillance, rapid diagnosis and treatment. Our marketing program involves several distinct components:

    o National Flu Surveillance Network. The cornerstone of our total disease management program is the National Flu Surveillance Network, which is the first real time influenza reporting service. This service operates as an influenza surveillance and diagnosis network through the use of ZstatFlu and reporting of results by participating physicians. During the 2000-2001 influenza season our National Flu Surveillance Network at www.fluwatch.com included over 1,100 sites that had in excess of 6,000 reporting physicians. We believe that our disease surveillance coverage is the most comprehensive in the United States and that real time reporting of influenza outbreaks through our National Flu Surveillance Network improves the use of diagnostics as a complement to the growing use of influenza therapeutics.

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

MANUFACTURING ARRANGEMENTS; SOURCES OF RAW MATERIAL

    We have sufficient finished goods in inventory currently undergoing rework in house (at a cost of approximately $100,000) to generate sales and cash in excess of $4.0 million in fiscal 2002. Should sales exceed this amount, we have manufacturing arrangements with two producers of chemicals, a supplier of heaters, and two assembly and packaging suppliers to support another $2.0 million in sales, at a cost of approximately $1.0 million.

JAPANESE AND OTHER FOREIGN MARKETS

    In March 2001, the Japan Ministry of Health, Labor and Welfare approved ZstatFlu(TM) for sale in Japan. Nichirei Corporation (Tokyo, Japan) managed the ZstatFlu(TM) approval process in Japan for ZymeTx and ordered an additional 100,000 units for delivery between July and November 2001.

    Requirements for marketing a diagnostic product in Europe are generally less stringent than in the United States. Once an application for marketing clearance is submitted to the FDA, the product covered by such application may be marketed in some European countries. Without specific registration we can market our diagnostic in the European Union, Hong Kong, Singapore, Mexico, Spain and Middle Eastern countries. Although a large majority of our product is allocated to the growing United States and Japanese market, we are evaluating opportunities for foreign sales in European countries.

COMPETITION

    Competition in our markets is intense. We compete with a large number of companies ranging from very small businesses to large diagnostic, healthcare, pharmaceutical, biomedical and chemical companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than we have. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. We intend to compete primarily on the basis of preferred regulatory categorization (CLIA waiver), the clinical utility, accuracy, speed, ease of use and other performance characteristics of our products and, to a lesser degree, on the price of our products.

    DIAGNOSTICS. Other companies have developed influenza diagnostics which may compete with our products. The existence of these and other competing products or procedures that may be developed in the future may adversely affect the marketability of products which we develop.

    Although our existing licensed patent rights cover a broad field of enzyme based viral diagnostics, others have developed traditional antibody based diagnostics for viral disease. Two other companies, Quidel and Biostar, are marketing influenza diagnostic tests for both types A and B viruses. Becton Dickinson markets a test for influenza type A and recently has added a second companion test for influenza type B. We believe the methods used by these competitors are substantially different than our methods and do not offer the anticipated market advantages of the ViraZyme(R) system. We cannot assure that we will be successful in developing our products to realize the expected marketing advantages or that the advantages of our competitors' products will not exceed those of our products.

    THERAPEUTICS. During the 1999-2000 influenza season GlaxoWellcome and Roche introduced their influenza therapeutics. These new drugs are neuraminidase inhibitors, which inhibit viral replication (thus slowing the disease process). They are considered more effective against the flu, exhibit fewer side effects, and are less subject to resistance development, than previously available drugs. Other major pharmaceutical companies have announced clinical trials for their newly developed compounds as well. These competitors are further advanced in the development of influenza therapeutics than we are, which could be a barrier to market acceptance of our therapeutic products, if developed. In addition these companies have substantially greater financial resources and marketing capabilities than we do. In the event we develop a therapeutic product, we plan to contract with large pharmaceutical companies. We cannot assure that such a contract can be secured on terms satisfactory to us, or at all.

    Our competitive position will also depend on our ability to:

    o   obtain adequate capital resources,

    o   attract and retain qualified scientific and other personnel,

    o   develop effective proprietary products,

    o   implement production and marketing plans, and

    o   obtain patent protection.


INTELLECTUAL PROPERTY

    LICENSES FROM OMRF. In 1997, Oklahoma Medical Research Foundation granted us an exclusive, perpetual, worldwide license covering all of the patents which comprise the ViraZyme(R) technology and all foreign patents and patent applications corresponding to those patent applications. The licensed United States patents expire in the United States from 2010 to 2013 and relate to methods for using naturally occurring viral enzymes to detect the presence of a specific virus by a visible reaction, and patents on specific novel compounds, synthesis pathways and composition of matter. The license grants us the perpetual, exclusive worldwide right to manufacture, use or sell products made under those patent rights. In consideration for the OMRF license, we:

      o   paid OMRF a license fee of $825,000,

      o   executed a note in the principal amount of $425,000,

      o granted OMRF a 2.0% royalty on net sales of products derived from patents held by OMRF and covered by the license,

      o granted to OMRF a warrant to purchase 5,667 shares of our common stock initially at $3.20 per share (reduced to $0.70 per share on April 13, 2001, and $0.38 per share on July 13, 2001) and

      o   issued OMRF 165,130 shares of common stock.

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

    We rely substantially on technologies which are not patentable or proprietary and therefore may be available to our competitors. In addition, many of the processes and much of the know-how of importance to our technology are dependent upon the skills, knowledge and experience of our scientific and technical personnel, which are not patentable. To protect our rights in these areas, we require all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information if there is unauthorized use or disclosure. We may have competitors who independently develop substantially equivalent technology or who gain access to our trade secrets, knowledge or other proprietary information. ViraZyme(R) and ViraSTAT(R) are trademarks registered to OMRF and licensed to us under the terms of the OMRF license.

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

    The marketability of our diagnostic products may also be affected by state and Federal legislation covering the use of diagnostic tests in physician offices. CLIA-88, the Clinical Laboratory Improvement Act of 1988, established quality standards for all laboratory testing regardless of where the tests are performed. This act also requires physicians' offices conducting tests with sophisticated instruments or specially trained personnel to be certified or licensed.

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

    OTHER GOVERNMENT REGULATION. In addition to regulations enforced by the FDA, we also are or will be subject to regulation under the Clinical Laboratory Improvement Act of 1988, the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and future Federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and Federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that result from an accident, and the liability could exceed our resources.

EMPLOYEES

    We had 20 full time employees as of October 14, 2001, comprising seven laboratory/laboratory support personnel, three manufacturing employees, four marketing employees and six employees in administration and finance. Six employees have doctorate degrees, one with a M.D. We believe that our relations with our personnel are excellent. Our future success will depend in large part upon our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense.

ITEM 2.         DESCRIPTION OF PROPERTIES.

    We lease approximately 17,000 square feet of laboratory and office space located at 800 Research Parkway, Suite 100, Oklahoma City, Oklahoma, from Presbyterian Health Foundation. This lease expires March 1, 2007, with annual rent payable at the rate of $14.17 per square foot. As additional consideration for the lease, in 1997 we issued to Presbyterian warrants to purchase 20,000 shares of our common stock initially at an exercise price of $3.20 per share (reduced to $0.70 per share on April 13, 2001, and $0.38 per share on July 13, 2001). The Presbyterian lease warrant expires March 1, 2004. We believe that the facilities available under the Presbyterian lease are in superior condition and will be adequate to meet our foreseeable space requirements.

ITEM 3.         LEGAL PROCEEDINGS.

    From time to time, we may be involved in litigation relating to claims arising out of our normal business operation. We do not have any material legal proceedings pending against us, or any of our properties.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of stockholders during our fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    Our common stock traded on the Nasdaq National Market under the symbol "ZMTX" until June 19, 2001. The minimum listing requirements of Nasdaq include, among other things, that we maintain net tangible assets of at least $2 million, market capitalization of $35 million or net income of $500,000 in the latest fiscal year, and maintain a minimum stock-trading price of $1.00 per share. In June 2001, the Nasdaq Listing Qualifications Panel delisted our common stock because we failed to maintain the net tangible asset and minimum bid price requirements for continued listing. Since June 20, 2001 our common stock has traded on the NASD Over-the-Counter (OTC) Bulletin Board under the symbol "ZMTX.OB".

     The following table shows the high and low closing sales prices per share for the last two fiscal years.

                                                     HIGH         LOW
                                                    -------     -------
   FISCAL 2000

   First Quarter                                    $  2.69     $  1.75

   Second Quarter                                   $  2.69     $  1.75

   Third Quarter                                    $  6.38     $  1.94

   Fourth Quarter                                   $  3.19     $  1.81

   FISCAL 2001

   First Quarter                                    $  3.63     $  2.19

   Second Quarter                                   $  3.13     $  1.31

   Third Quarter                                    $  2.06     $  0.75

   Fourth Quarter                                   $  0.97     $  0.31(1)

----------

   (1)Based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

STOCKHOLDERS

    As of October 14, 2001, there were 121 holders of record of common stock according to the records maintained by our transfer agent. As of that date, we had approximately 2,500 stockholders, including beneficial owners holding shares in street or nominee names.


DIVIDENDS

    We have not paid dividends on our common stock and do not intend to pay any dividends in the foreseeable future; in addition, so long as we have outstanding certain 5% senior convertible debentures we are prohibited from declaring and paying dividends.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    Our initial public offering became effective on October 29, 1997 pursuant to a Registration Statement on Form SB-2 (File No. 333-33563). The net proceeds of our initial public offering were approximately $18,337,000. From the effective date of our registration statement to June 30, 2001, we have paid the net proceeds to others for the purposes indicated below:

                  Cash and cash equivalents               $     238,000

                  Inventory                               $   2,433,000

                  Other expenses                          $      80,000

                  Operating expenses                      $  15,586,000

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

RESULTS OF OPERATIONS

    PRODUCT SALES. We had revenues of $0.9 million and $1.2 million in fiscal 2001 and fiscal 2000, respectively. After the introduction of influenza therapeutics by other pharmaceutical companies in fiscal 2000, we generated significant revenues for the first time. We then expected further diagnostic sales increases in fiscal 2001 given the expected growth of the influenza therapeutics and the companion need for accurate and rapid diagnostics. However, the 2000-2001 influenza season was unusually mild relative to typical seasons, and influenza sales did not increase as anticipated. We believe that the low incidence of influenza was a major factor in the $.3 million decrease in revenues from 2000 to 2001.

    We intend to market ZstatFlu(TM) during fiscal 2002 through third party marketing groups to the point of care, acute care and hospital markets. Additional distributors have been added that increase the product distribution channels to the hospital and laboratory markets which are expected to be primary consumers of our ZstatFlu diagnostic product.

    INVENTORY WRITE-DOWN. Inventory write-downs totaled $0.3 million and $0.9 million for fiscal year 2001 and fiscal year 2000, respectively. The fiscal year 2001 inventory write-down recorded in the fourth quarter of 2001 related to quantities of raw materials we do not presently expect to use and sell in fiscal 2002 or 2003. The fiscal 2000 write-downs were primarily due to improvements in ZstatFlu(TM) incubation times from one hour to twenty minutes and other qualitative test improvements. The improvements required write-downs of obsolete materials, additional labor costs for reworking kit components, repackaging costs, and additional quality assurance costs.

    RESEARCH AND DEVELOPMENT. Research and development spending for fiscal 2001 and fiscal 2000 totaled $1.3 and $1.6 million respectively. Decreases in research spending consisted of reduced contract research and other laboratory operating expenses which focused on the development of new diagnostic formats and limited pre-clinical therapeutic research. In fiscal 2002 our available resources will be allocated primarily to the continued development of a new film-and-chemistry based rapid disease detection platform using a light-emitting technology called chemiluminescence. Our antiviral therapeutic research expenditures are not likely to be increased unless covered by additional government grants.

    PRODUCT DEVELOPMENT. Product development costs were expended to improve the sensitivity, portability and incubation time of ZstatFlu(TM) and totaled $0.7 and $0.9 million for fiscal 2001 and fiscal 2000, respectively. These costs included ZstatFlu(TM) scale-up manufacturing processes, technology transfer and the development of improved diagnostic delivery platforms. The decrease in product development expenditures was primarily due to decreases in occupancy and travel costs.

    SALES AND MARKETING. Sales and marketing expenses totaled $2.1 and $1.7 million for fiscal 2001 and fiscal 2000, respectively. The increase in sales and marketing expense, a portion of which was non-cash, resulted from more costly promotional sales programs and product fulfillment costs which were outsourced during fiscal 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative costs totaled $1.8 and $2.7 million for fiscal 2001 and 2000, respectively. The decrease was principally due to reduced executive compensation and reduced rent resulting from a reduction in leased space.

    RETURN OF IN-PROCESS TECHNOLOGY. In fiscal 2000, we returned certain in-process technology to OMRF, a stockholder, because the technology did not have the properties that we expected. OMRF refunded our purchase price of $150,000 by offsetting our outstanding note payable by such amount.

    OTHER INCOME AND EXPENSES. Interest and dividend income for fiscal 2001 totaled $0.2 million compared with $0.3 million for fiscal 2000. The decrease is due to decreases in short term cash investments resulting from our use of funds for operating expenses. Interest expense for fiscal 2001 totaled $0.9 million compared to less than $0.1 million for fiscal 2000 resulting from the sale of $2.0 million of 5% Senior Secured Convertible Debentures in

October 2000. In the fourth quarter of fiscal 2001, we defaulted on the debentures and expensed $.5 million, the remaining offering costs and discount. The default and the resulting put option associated with the default resulted in a 20% increase in the debenture redemption price, which as of June 30, 2001, amounts to approximately $.6 million.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities was $5.4 million in fiscal 2001 compared to $4.8 million in fiscal 2000. At June 30, 2001 we had cash available for operations aggregating $.2 million compared to $3.8 million at June 30, 2000. Working capital at June 30, 2001 was a deficit of $1.7 million compared to $4.6 million at June 30, 2000. In fiscal 2001 and fiscal 2000, the cash used by operating activities was funded by the sale of marketable securities of $2.4 million and $6.1 million, respectively.

    On October 13, 2000, we sold $2.0 million of senior secured convertible debentures to two private accredited investors, resulting in net proceeds of approximately $1.9 million. The offering was completed in reliance on Rule 506 of Regulation D based on the accredited nature of the investors and the satisfaction of other criteria of that Rule. As a result of our delisting from the NASDAQ NMS and other events described below, we are in default under the debentures. The debenture holders have not waived these defaults and, therefore, have the right to declare the debentures immediately due and payable. If that occurs, we would be unable to pay the debentures and the holders would have the right to foreclose on all of our assets. We cannot predict what actions the debenture holders may take; however, we are communicating with the debenture holders in an effort to secure their cooperation with our attempts to obtain financing or adopt alternative measures.

    The debentures bear interest at 5%, which is payable May 1 and November 1 of each year, in cash or common stock or by adding the interest to the outstanding principal due under the debenture at our option. Although the debentures are not due by their terms until October 2002, inasmuch as we have defaulted on several requirements of the debentures, we have fully amortized the debenture offering costs and fully accreted the debenture discount as of June 30, 2001, and classified the debentures as due within one year in the accompanying June 30, 2001 balance sheet.

    The debentures are convertible to common stock at the option of the holder based on a conversion price based on the weighted average price of our common stock for fifteen days prior to periodic anniversaries of the issuance of the debentures. The debentures are secured by a first priority interest in substantially all of our assets. The debentures prohibit us from declaring and paying dividends on our common stock so long as these debentures remain outstanding and limit our ability to incur new indebtedness senior to the debentures.

    The debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that we sell equity at less than market prices and put options at the discretion of the holders, which allow the holders to demand repayment of the debentures at their carrying value plus 20%. These put options become available to the holders upon the occurrence of certain events, including if the Investors do not have the ability to "freely trade" the underlying common stock, or if a change of control occurs.

    In conjunction with the issuance of the debentures to the holders, we issued warrants to the Investors for the purchase of 180,000 shares of common stock at an exercise price of $3.17 per share, exercisable for a period of five years following closing. The estimated fair value of these warrants of $374,400 was recognized as debt discount at the date of issuance.

    The initial conversion price of $3.12 was reset to $0.70 per share on April 13, 2001 and to $0.38 per share on July 13, 2001. On May 1, 2001, we elected to add interest payable on the debentures in the amount of $54,000 to outstanding principal bringing the total outstanding face amount of the debentures as of May 1, 2001, to $2,214,000. The effect of the changes in the conversion price and the addition of interest to principal resulted in an increase in the potential number of shares of common stock from exercise of both the debentures and associated warrants from 929,764 to 3,395,558 on April 13, 2001 and to 6,115,920 on July 13, 2001. We increased the shares reserved for future issuance to provide for the increases but we did not file a registration statement covering the increased number of shares as required by the debentures. This is also an event of default which has not been waived by the debenture holders.

    Beginning in the fourth quarter of fiscal 2001, we have taken a number of actions to conserve and generate cash needed to remain in business. We have reduced operating overhead, have put research and development on hold, and delayed payments to vendors and suppliers. In fiscal 2002, in an effort to provide cash, we reached agreement with our Japanese distributor of ZstatFlu(TM) to purchase 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins but provided cash needed to remain in business. While there are no assurances that the holders of the debentures, OMRF, as the holder of a note payable, or vendors will not force us into involuntary bankruptcy, we believe these unit sales proceeds will allow us to continue our operations at least through November 2001, at which time it will be necessary to obtain additional debt or equity financing in order to proceed with our plan, as described below, for fiscal 2002.

    Our financial plan for fiscal 2002 anticipates the sale of 450,000 units of ZstatFlu(TM). Approximately 350,000 units are in inventory. In establishing our operating plans for fiscal 2002 (including the amount of ZstatFlu(TM) products required for the 2001-2002 influenza season) we have assumed, similar to fiscal 2001, that the availability of influenza therapeutics will significantly improve the market opportunity for influenza diagnostic products. The cost of rework and producing an additional 100,000 units is expected to require cash of approximately $0.5 million.

    Assuming an average unit sales price of $12.46, revenues from 450,000 unit sales would be approximately $5.6 million. If we are otherwise meeting budgeted expenditures for fiscal 2002, we will expend cash in our operating activities of $8.2 million in fiscal 2002. Assuming this planned level of sales and expenditures, we will need to raise approximately $3.5 million during the second quarter of fiscal 2002 to continue operations.

    We cannot be sure that the additional financing required to continue operations beyond November 2001 will be available on terms satisfactory to us, or that such financing will be available at all. We are currently exploring all alternatives in the event financing is unavailable, including the sale or dissolution of the company or the sale of the company's significant assets.

    As of June 30, 2001, we have federal and state income tax net operating loss carryforwards of approximately $26.1 million, which expire between 2010 and 2021. We also have Federal and state research tax credit carryforwards of approximately $577,000. The Federal credits expire between 2012 and 2015; the state credits have no expiration date. Realization of these carryforwards and credits are subject to us generating taxable income in future periods.


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

FACTORS AFFECTING OPERATIONS

    The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

    HISTORY OF OPERATING LOSSES AND WORKING CAPITAL NEEDS. For fiscal 2000 and fiscal 2001, we incurred net losses of $6.8 million and $7.0 million respectively. As of June 30, 2001, our working capital was a deficit of $1.7 million. Our plan for fiscal 2002 can only be achieved if we can obtain new financing, aggregating $3.5 million during the second quarter of fiscal 2002. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development beyond that planned for fiscal 2002 will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

    As an alternative to financing, we are considering all other options, including the sale of the company, sale of significant assets of the company or dissolution of the company.

    TECHNOLOGY AND COMPETITION. The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu(TM).

    NO ASSURANCE OF MARKET ACCEPTANCE. During the 1998-1999 influenza season we had limited success in realizing sales of ZstatFlu(TM), due principally to the lack of therapeutic products to treat influenza. With the introduction of therapeutics during the 1999-2000 and 2000-2001 influenza season we saw increased sales of ZstatFlu(TM). There can be no assurance that sales of ZstatFlu(TM) will increase during the next influenza season, which is not expected to commence until the second quarter of fiscal 2002. The degree of market acceptance of ZStatFlu(TM) will depend upon a number of factors, including the availability of third-party reimbursement on an economically advantageous basis to care providers, the establishment of cost-effectiveness of ZstatFlu(TM) and its advantages over existing technologies and products.

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

    For fiscal 2002, we will be concentrating our efforts on developing new diagnostic products and completing developments of improvements to ZstatFlu(TM) to the extent capital resources are available. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2003 and beyond if capital resources are available to justify expenditures for those products. Due to our present working capital constraints, we may be forced to reduce research and development expenditures during fiscal 2002 which may further delay or eliminate the development and acceptance of our therapeutic or other diagnostic products.

    RELIANCE ON THIRD-PARTY MANUFACTURERS. We have limited experience in product manufacturing and currently have no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because we do not currently have a large scale manufacturing facility, we have engaged third-party manufacturers to produce finished units of ZstatFlu(TM). Delays by third-party manufacturers in delivering finished products in time could have a material adverse effect on us.

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

4.1 5% Senior Secured Convertible Debenture Due October 13, 2002 incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

4.2 Form of Warrant Agreement between ZymeTx and Capital West Securities, Inc. incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

4.3*     ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to
         Exhibit 4.3 to the Registration Statement.

4.4* ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

4.5*     ZymeTx, Inc. Employee Stock Purchase Plan incorporated by reference to
         Exhibit 4.5 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

4.6 Rights Agreement dated February 3, 1999, by and between ZymeTx, Inc. and American Stock Transfer and Trust Company incorporated herein by reference to Exhibit 99.1 of the ZymeTx Current Report on Form 8-K filed February 5, 1999.

10.1* Executive Services Agreement, dated as of January 1, 2000, by and between ZymeTx and Norman R. Proulx, incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.2 Purchase Agreement dated October 13, 2000, by and between ZymeTx and investors identified therein, incorporated herein by reference to
         Exhibit 10.20 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.3 Form of Common Stock Purchase Warrant dated October 13, 2000, issued in connection with the Purchase Agreement, incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.4 Registration Rights Agreement dated October 13, 2000, issued in connection with the Purchase Agreement , incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.5 Security Agreement dated October 13, 2000 issued in connection with the Purchase Agreement , incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

23.1     Consent of Independent Auditors

    (b) REPORTS ON FORM 8-K. During the last quarter of fiscal 2001 ZymeTx filed no Current Reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:                               ZYMETX, INC.


Date:    October 15, 2001        By:  /s/ Norman R. Proulx
                                     -------------------------------------------
                                          Norman R. Proulx
                                          President and Chief Executive Officer

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

               SIGNATURE                                   TITLE                                 DATE
               ---------                                   -----                                 ----
/s/ Norman R. Proulx                              President; Chief Executive                October 15, 2001
--------------------------------------------      Officer; Director
Norman R. Proulx
Principal Executive Officer

/s/ Fred E. Hiller                                Acting Chief Financial Officer;           October 15, 2001
--------------------------------------------      Secretary; Treasurer
Fred E. Hiller
Principal Financial Officer

/s/ James R. Tolbert, III                         Chairman of the Board;                    October 15, 2001
--------------------------------------------      Director
James R. Tolbert, III

/s/ William I. Bergman                            Director                                  October 15, 2001
--------------------------------------------
William I. Bergman

/s/ Christopher M. Salyer                         Director                                  October 15, 2001
--------------------------------------------
Christopher M. Salyer

/s/ J. Vernon Knight, M.D.                        Director                                  October 15, 2001
--------------------------------------------
J. Vernon Knight, M.D.

/s/ David E. Rainbolt                             Director                                  October 15, 2001
--------------------------------------------
David E. Rainbolt

/s/ Gilbert M. Schiff, M.D.                       Director                                  October 15, 2001
--------------------------------------------
Gilbert M. Schiff, M.D.

/s/ William G. Thurman, M.D.                      Director                                  October 15, 2001
--------------------------------------------
William G. Thurman, M.D.

/s/ Rand Mulford                                  Director                                  October 15, 2001
--------------------------------------------
Rand Mulford

                          Index to Financial Statements



Report of Independent Auditors........................................................     F-2
Balance Sheets at June 30, 2000 and 2001..............................................     F-3
Statements of Operations for the years ended June 30, 2000 and 2001...................     F-4
Statements of Stockholders' Equity for the years ended June 30, 2000 and 2001.........     F-5
Statements of Cash Flows for the years ended June 30, 2000 and 2001...................     F-6
Notes to Financial Statements.........................................................     F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
ZymeTx, Inc.

We have audited the accompanying consolidated balance sheets of ZymeTx, Inc. as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZymeTx, Inc. at June 30, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ZymeTx, Inc. will continue as a going concern. As more fully described in Note 2, the Company has not complied with certain covenants of debt agreements, has incurred recurring operating losses, has a working capital deficiency and is dependent upon its ability to secure additional capital resources to fund fiscal 2002 operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                         ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 9, 2001

                                  ZymeTx, Inc.

                                 Balance Sheets

                                                                                                 JUNE 30,
                                                                                            2000            2001
                                                                                        ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $  1,357,509    $    237,673
   Marketable securities, available-for-sale                                               2,458,801              --
   Accounts receivable                                                                         8,801         113,897
   Inventory                                                                               1,900,642       1,941,161
   Prepaid insurance and other                                                               155,940          80,303
                                                                                        ------------    ------------
Total current assets                                                                       5,881,693       2,373,034

Inventory not expected to be realized within one year                                        628,022         492,226
Property, equipment and leasehold improvements, net                                          584,463         437,756
Proprietary technology and other intangibles, net                                             57,419          37,616
                                                                                        ------------    ------------
Total assets                                                                            $  7,151,597    $  3,340,632
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    603,211    $    739,961
   Accrued salaries, wages and benefits                                                      314,753         112,282
   Other accrued liabilities                                                                 290,940         301,196
   Senior secured convertible debentures in default (Note 4)                                      --       2,831,800
   Note payable to stockholders in default (Note 5)                                           56,880         126,394
                                                                                        ------------    ------------
Total current liabilities                                                                  1,265,784       4,111,633

Long term obligations:
   Note payable to stockholder                                                                94,270              --
   Deferred lease rentals                                                                    303,300          25,345
   Other                                                                                      16,348          13,664

Commitments (Note 5)

Stockholders' equity (deficit):
   Preferred stock $0.001 par value; 12,000,000 shares authorized  (none issued
     or outstanding at June 30, 2000 or 2001)                                                     --              --
   Common stock $0.001 par value; 30,000,000 shares authorized (6,837,175 shares and 6,886,882 issued and outstanding at June 30, 2000 and June 30,
     2001, respectively)                                                                       6,837           6,887
   Additional paid-in capital                                                             34,141,203      34,890,066
   Accumulated deficit                                                                   (28,672,807)    (35,706,963)
   Unrealized holding gains (losses) on marketable securities
       available for sale                                                                     (3,338)             --
                                                                                        ------------    ------------
Total stockholders' equity (deficit)                                                       5,471,895        (810,010)
                                                                                        ------------    ------------
Total liabilities and stockholders' equity (deficit)                                    $  7,151,597    $  3,340,632
                                                                                        ============    ============

See accompanying notes.

                                  ZymeTx, Inc.

                            Statements of Operations


                                                                             YEAR ENDED JUNE 30,
                                                                             2000            2001
                                                                         ------------    ------------
Revenues                                                                 $  1,224,820    $    948,703
Cost of goods sold                                                            643,935         495,930
Inventory write-down                                                          913,861         260,000
                                                                         ------------    ------------
Gross profit (loss)                                                          (332,976)        192,773

Operating expenses:
   Research and development                                                 1,562,387       1,303,152
   Product development                                                        920,399         703,153
   Sales and marketing                                                      1,747,620       2,117,537
   General and administrative                                               2,676,547       1,792,733
   Return of in-process technology                                           (150,000)             --
                                                                         ------------    ------------
Total operating expenses                                                    6,756,953       5,916,575
                                                                         ------------    ------------
Loss from operations                                                       (7,089,929)      5,723,802

Other income (expense):
   Interest and dividend income                                               347,261         179,694
   Interest expense, including amortization of offering costs and
       accretion of discount on Debentures (Note 4)                           (36,173)       (872,248)
   Provision for premium on redemption of Debentures                               --        (617,800)
                                                                         ------------    ------------
 Total other income (expense)                                                 311,088      (1,310,354)
                                                                         ------------    ------------
Net loss                                                                 $ (6,778,841)   $ (7,034,156)
                                                                         ============    ============

Basic and diluted net loss per common share                              $      (1.00)   $      (1.02)
                                                                         ============    ============

Weighted average common shares outstanding                                  6,752,274       6,868,086
                                                                         ============    ============

See accompanying notes.

                                  ZymeTx, Inc.

                       Statements of Stockholders' Equity

                                                                                                 ACCUMULATED
                                           COMMON STOCK           ADDITIONAL                       OTHER            TOTAL
                                   ---------------------------     PAID-IN      ACCUMULATED     COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES       PAR VALUE       CAPITAL        DEFICIT       INCOME (LOSS)   EQUITY (DEFICIT)
                                   ------------   ------------   ------------   ------------    -------------   ----------------
Balance at June 30, 1999              6,692,572   $      6,693   $ 33,557,761   $(21,893,966)   $       7,962   $     11,678,450
Stock options exercised by
   employees and non-employee
   Directors                             75,333             75        117,290                              --            117,365
Stock purchased through
   Employee Stock Purchase Plan          15,652             15         26,144                              --             26,159
Warrants issued for services                 --             --        327,562                              --            327,562
Stock issued as compensation
   for services                          53,618             54        112,446                              --            112,500
Unrealized holding losses on
   marketable securities
   available for sale                        --             --             --                         (11,300)           (11,300)
Net loss                                     --             --             --     (6,778,841)              --         (6,778,841)
                                                                                                                 ---------------
Total comprehensive loss                     --             --             --                              --         (6,790,141)
                                   ------------   ------------   ------------   ------------    -------------    ---------------
Balance at June 30, 2000              6,837,175   $      6,837   $ 34,141,203   $(28,672,807)   $      (3,338)         5,471,895
Stock options exercised by
   employees and non-employee
   Directors                             28,125             28         30,440                              --             30,468
Stock purchased through
   Employee Stock Purchase Plan          21,582             22         26,329                              --             26,351
Warrants issued for services                 --             --        692,094                              --            692,094
Unrealized holding losses on
   marketable securities
   available for sale                        --             --             --                           3,338              3,338
Net loss                                     --             --             --     (7,034,156)              --         (7,034,156)
                                                                                                                 ---------------
Total comprehensive loss                     --             --             --                              --         (7,030,818)
                                   ------------   ------------   ------------   ------------    -------------    ---------------
Balance at June 30, 2001              6,886,882   $      6,887   $ 34,890,066    (35,706,963)   $          --           (810,010)
                                   ============   ============   ============   ============    =============    ===============

See accompanying notes.

                                  ZymeTx, Inc.

                            Statements of Cash Flows

                                                                                YEAR ENDED JUNE 30,
                                                                                2000            2001
                                                                            ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                    $ (6,778,841)     (7,034,156)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                163,957         195,000
     Amortization                                                                 22,619         266,367
     Provision for (recovery of) doubtful accounts and sales returns              77,146         (13,095)
     Provision for premium on redemption of Debentures                                --         617,800
     Inventory write-down                                                        913,861         260,000
     Return of in-process technology to OMRF                                    (150,000)             --
     Accretion of interest                                                        19,526         527,602
     Stock-based compensation                                                    256,682         144,951
     Deferred lease rentals                                                       62,127        (277,955)
     Changes in operating assets and liabilities:
       Accounts receivable                                                       106,091         (92,001)
       Interest receivable on marketable securities                              122,190          20,179
       Prepaid insurance and other                                                74,005         199,288
       Inventory                                                                (152,594)       (164,723)
       Accounts payable                                                          168,033         136,750
       Accrued salaries, benefits and other                                        4,125        (202,471)
       Other liabilities                                                         258,074          10,256
                                                                            ------------    ------------
Total adjustments                                                              1,945,842       1,627,948
                                                                            ------------    ------------
Net cash used by operating activities                                         (4,832,999)     (5,406,208)

INVESTING ACTIVITIES
Purchase of marketable securities available for sale                         (11,554,525)     (1,452,475)
Proceeds from sale of marketable securities available for sale                17,697,665       3,894,435
Purchase of property, equipment and leasehold improvements                       (67,867)        (43,612)
                                                                            ------------    ------------
Net cash provided by investing activities                                      6,075,273       2,398,348

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net                                             --       1,874,068
Payments on notes payable                                                        (38,854)        (42,863)
Proceeds from exercise of employee stock options                                 117,365          30,468
Proceeds from sale of common stock purchased through employee stock
  purchase plan                                                                   26,159          26,351
                                                                            ------------    ------------
Net cash provided by financing activities                                        104,670       1,888,024
                                                                            ------------    ------------
Net increase (decrease) in cash                                                1,346,944      (1,119,836)

Cash and cash equivalents at beginning of period                                  10,565       1,357,509
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  1,357,509    $    237,673
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                    $     32,452    $     20,951

See accompanying notes.

                                  ZymeTx, Inc.

                          Notes to Financial Statements

                             June 30, 2000 and 2001



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

    The Company has initiated early stages of research regarding therapeutics utilizing its ViraZyme technology for enzymes associated with certain viral diseases; however, the Company will concentrate its efforts during fiscal 2002 on completing developments of improvements to and marketing its influenza diagnostic product, ZstatFlu. The Company expects to devote greater efforts to therapeutic development in fiscal 2003 and beyond, depending upon capital resource availability. These projects which will involve experimental and unproven technology, may require many years and substantial expenditures to complete, and may ultimately be unsuccessful.


CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and highly liquid debt investments with maturities of 90 days or less when purchased. There were no cash equivalents at June 30, 2001.

MARKETABLE SECURITIES

    Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments in marketable securities have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The securities mature within one year and the amortized cost basis, aggregate fair value, and unrealized holding gains at June 30, 2000 are summarized below.

                                                               AMORTIZED    AGGREGATE
                                                                 COST         FAIR      UNREALIZED
                                                                 BASIS        VALUE       LOSSES
                                                              -----------  -----------  ----------
   Corporate debt securities                                  $ 1,970,404  $ 1,969,650  $     (754)
   Bankers Acceptance                                             491,735      489,151      (2,584)
                                                              -----------  -----------  ----------
                                                              $ 2,462,139  $ 2,458,801  $   (3,338)
                                                              ===========  ===========  ==========

There were no marketable securities at June 30, 2001.

INVENTORY

    Inventories are carried at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                                                     JUNE 30,
                                                                2000           2001
                                                            ------------   ------------
Raw Materials                                               $  1,503,431   $    537,434
Work in process                                                  248,443        139,230
Finished goods                                                   776,790      1,756,723
                                                            ------------   ------------
                                                               2,528,664      2,433,387

Less amounts not expected to be realized in one year             628,022        492,226
                                                            ------------   ------------
                                                            $  1,900,642   $  1,941,161
                                                            ============   ============

    The inventory in the accompanying balance sheet at June 30, 2001, consists of costs related to ZstatFlu. The market for influenza diagnostics grew during fiscal years 2000 and 2001, largely due to the introduction of influenza therapeutics produced by other companies during the year. However, there are no assurances that this market will continue to develop and accordingly, there are no assurances that the Company's investment in its ZstatFlu inventory will be recoverable. In addition, improvements in the delivery of the Company's diagnostic as a result of its research and development program or new products from competitors may render a portion of the inventory on hand at June 30, 2001, obsolete in the near term. In fiscal 2001, raw material inventory used in ZstatFlu of $260,000 not expected to be realized in fiscal 2002 or 2003 unit sales was written off due to the Company's inability to predict with any accuracy the technological advancement of competing products and/or the ability of the Company to sell significantly more units in future periods than that included in the Company's 2002 plan. In fiscal 2000 the carrying value of inventory was written down $913,861 as a result of new packaging designs and improvements to the Company's influenza diagnostic which rendered certain existing inventory unsaleable.

DEPRECIATION AND AMORTIZATION

    Depreciation of property and equipment is computed using the straight-line method over three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

    Amortization of proprietary technology and other intangibles acquired is computed using the straight-line method over periods of between five and ten years. Accumulated amortization aggregated $79,212 and $99,015 as of June 30, 2000 and 2001, respectively.

STOCK COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options is not generally less than the estimated fair value of the underlying stock on the date of grant, no compensation is generally recorded. Repriced options are accounted for as variable, with compensation expense recognized for increases in intrinsic value subsequent to the repricing date.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

    It is not practicable to estimate the fair value of the Senior secured convertible debentures or the note payable to stockholder in default due to the Company's current financial condition. Other financial instruments have a fair value approximating their carrying amount due to the short maturity of those instruments or due to the criteria used to determine carrying value in the financial statements.

REVENUE RECOGNITION

    The Company utilizes independent distributors in the dissemination of ZstatFlu. The independent distributors specify the quantities which they hold for dissemination, assume the liability for damage or loss of merchandise and may retain the right of return of such merchandise at the original purchase price less a restocking charge. When a distributor has been given the right to return merchandise, the merchandise shipped to and held by that distributor is not reported as revenue until it is shipped from the distributor to the end users.

NET LOSS PER SHARE

    Basic loss per common share is based upon the weighted average number of common shares outstanding during each period. Diluted loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any. All potentially dilutive securities were antidilutive for all periods presented and have thus, been excluded from diluted loss per share. See Note 4 -- Senior Secured Convertible Debentures, Note 6 -- Related Party Transactions, Note 7 -- Stockholders' Equity, and Note 8 -- Stock Option and Purchase Plans for a full description of securities which may have a dilutive effect in future periods.

2.  LIQUIDITY AND MANAGEMENT'S PLANS

    As of June 30, 2001, the Company has negative working capital of $1.7 million, including $2.8 million of debt in default. For the years ended June 30, 2000 and 2001, the Company also incurred operating losses of $6.8 million and $7.0 million, respectively. As a result of the Company's delisting from the NASDAQ National Market System and other events, the Company is in default under the Senior Secured Convertible Debentures (Debentures). The Debenture holders have not waived these defaults and, therefore, have the right to declare the Debentures immediately due and payable. If that occurs, the Company would be unable to pay the Debentures and the holders would have the right to foreclose on all of the Company's assets. The Company cannot predict what actions the debenture holders may take; however, the Company is communicating with the Debenture holders in an effort to secure their cooperation with the attempts to obtain financing or adopt alternative measures.

    Beginning in the fourth quarter of fiscal 2001, the Company has taken a number of actions to conserve and generate cash needed to remain in business. Operating overheads have been reduced, research and development has been put on hold, and payments to vendors and suppliers have been delayed. In fiscal 2002, in an effort to provide cash, the Company reached agreement with its Japanese distributor of ZstatFlu to sell 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins to the Company but providing cash needed to remain in business. While there are no assurances that the holders of the Debentures (Note 4), the holders of the Notes Payable (Note 6) or other vendors of the Company will not force the Company into involuntary bankruptcy, the Company believes these unit sales proceeds will allow the Company to continue its operations at least through November 2001 at which time the Company must obtain additional debt or equity financing in order to proceed with its plan as described below for fiscal 2002.

    The Company's financial plan for fiscal 2002 anticipates the sale of 450,000 units of ZstatFlu. Approximately 350,000 units are in inventory. In establishing the Company's operating plans for fiscal 2002 (including the amount of ZstatFlu products required for the 2001-2002 influenza season) the Company has assumed that the availability of influenza therapeutics will significantly improve the market opportunity for influenza diagnostic products. The cost of rework and producing an additional 100,000 units is expected to require cash of approximately $0.5 million.

    Assuming an average unit sales price of $12.46, revenues from 450,000 unit sales would be approximately $5.6 million. If the Company is otherwise meeting budgeted expenditures for fiscal 2002, the Company will expend cash in its operating and investing activities of $8.2 million in fiscal 2002. Assuming this planned level of sales and expenditures, and the Company must successfully negotiate the extension of the Debentures and Notes Payable and raise approximately $3.5 million during the second quarter of fiscal 2002 in order to continue operations.

    We cannot be sure that the additional financing required to continue operations beyond November 2001 will be available on terms satisfactory to us, or that such financing will be available at all. We are currently exploring all alternatives in the event financing is unavailable, including the sale or dissolution of the Company or the sale of the Company's significant assets.

    The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these matters.

3. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

    Property, equipment, and leasehold improvements, stated at cost, are summarized as follows:

                                                                  YEAR ENDED JUNE 30,
                                                                  2000            2001
                                                              ------------    ------------
Laboratory equipment                                          $    277,308    $    287,200
Manufacturing equipment                                            328,278         332,631
Computer equipment                                                 285,262         309,367
Office furniture, equipment and leasehold improvements             148,578         153,840
                                                              ------------    ------------
                                                                 1,039,426       1,083,038
Less accumulated depreciation                                     (454,963)       (645,282)
                                                              ------------    ------------
                                                              $    584,463    $    437,756
                                                              ============    ============

4. SENIOR SECURED CONVERTIBLE DEBENTURES IN DEFAULT

    On October 13, 2000, the Company sold $2.0 million of senior secured convertible debentures to two private investors, resulting in net proceeds of approximately $1.9 million. The Debentures bear interest at 5%, which is payable May 1 and November 1 of each year, in cash or common stock or by adding the interest to the outstanding principal due under the debenture at the Company's option. As a result of the Company's delisting from the NASDAQ National Market System and the other events described below, the Company is in default under the Debentures. The Debenture holders have not waived these defaults and, therefore, have the right to declare the Debentures immediately due and payable. Accordingly, the Company has fully accreted the discount and premium on redemption, fully amortized the deferred offering costs, and classified the Debentures as due within one year in the accompanying June 30, 2001 balance sheet.

    The Debentures are convertible to common stock at the option of the investor based on a conversion price based on the weighted average price of our common stock for ten days prior to periodic anniversaries of the issuance of the Debentures. The Debentures are secured by a first priority interest in substantially all of the Company's assets. The Debentures prohibit us from declaring and paying dividends on common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the Debentures. The initial conversion price at the date of closing was $3.12 per share. The Company registered and reserved for future issuance 200% of the initial shares and initial warrants to be issued upon conversion and exercise of the Debentures and associated warrants by the investors.

    The Debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that the Company sells equity at less than market prices and put options at the discretion of the investors, which allow the Investors to demand repayment of the Debentures at their carrying value plus 20%. These put options become available to the Investors upon the occurrence of certain events, including if the investors do not have the ability to "freely trade" the underlying common stock, or if a change of control occurs. As of June 30, 2001, the Company has recognized this premium on redemption of $617,800 associated with the put option triggered by the default of the provisions of the agreement in the caption Senior Secured Convertible Debentures in Default, in the accompanying balance sheet and in the related 2001 statement of operations.

    In conjunction with the issuance of the Debentures to the Investors, the Company issued warrants to the investors for the purchase of 180,000 shares of common stock at an exercise price of $3.17 per share, exercisable for a period of five years following closing. The estimated fair value of these warrants of $374,400 was recognized as debt discount at the date of issuance (which at June 30, 2001 was fully accreted to interest expense due to the events of default discussed above).

    The Company also issued to a principal of Granite Financial Group, Inc. Debentures in an aggregate principal amount of $112,000 and 54,244 warrants (44,164 with an exercise price of $3.43 and 10,080 with an exercise price of $3.17) as compensation for its services as our placement agent in connection with the offering. The Company also issued to an affiliate of Rand P. Mulford, one of the Company's directors, in his capacity as a representative of Granite, $48,000 in Debentures and 4,320 warrants. All of the warrants issued to Mr. Mulford had an exercise price of $3.17 per share, and all of the Debentures, including Granite's, had a conversion price of $3.12 per share. The estimated fair value of the warrants and debentures of $263,000 issued to these parties in connection with the placement of the Debentures was recognized as deferred Debenture offering cost at the date of issuance, which has been fully amortized to interest expense as of June 30, 2001.

    The initial conversion price of $3.12 was reset to $0.70 per share on April 13, 2001 and to $0.38 per share on July 13, 2001. On May 1, 2001, the Company elected to add interest payable on the Debentures in the amount of $54,000 to outstanding principal bringing the total outstanding face amount of the Debentures as of May 1, 2001, to $2,214,000. The effect of the changes in the conversion price and the addition of interest to principal resulted in an increase in the potential number of shares of common stock from exercise of both the Debentures and associated warrants from 929,764 to 3,395,558 on April 13, 2001 and to 6,115,920 on July 13, 2001. The Company increased the shares reserved for future issuance to provide for the increases, but the Company did not file a registration statement covering the increased number of shares required by the debentures. This was also an event of default which has not been waived by the debenture holders.

5. COMMITMENTS

OPERATING LEASES

    In January 1997, the Company consolidated substantially all of its operations, research, marketing and administrative functions into newly constructed facilities leased from a stockholder of the Company. This lease provided for no rent payable the first two years and a fixed rate thereafter for the remaining eight years ("Base Rent"). The Company incurred certain leasehold improvements that exceeded the defined tenant improvement allowance (the "Tenant Allowance Overage") provided for under the lease. This Tenant Allowance Overage bears interest at a rate of 10% over the repayment term of 60 months, with interest only due for the first 24 months and principal and interest due monthly over the final 36 months of the repayment term. The Tenant Allowance Overage payments are due in addition to the Base Rent. The Company is recognizing the total facility lease payments, including the Tenant Allowance Overage, on a straight-line method over the entire term of the lease agreement. Accordingly, as of June 30, 2000 and 2001, the Company has accrued a deferred lease rental liability of $303,300 and $25,345, respectively. As additional consideration for the lease, this stockholder initially received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.20 per share (20,000 shares with an exercise price of $0.38 per share as of July 13, 2001).

    Several amendments to the lease have changed the amount of space rented by the Company from approximately 46,000 square feet in December 1998, to 36,000 square feet in November 1999 and to 17,000 square feet in April 2001. As a result of the amendments in fiscal 2001, certain rentals on unused space were forgiven and accordingly, the Company recognized a non-cash gain on previously accrued deferred lease rentals in the amount of $138,174.

    As of June 30, 2001 the Company had not paid $107,698 in lease payments for the period from April 1 to June 30. The Company reached agreement with the lessor to delay rent payments until the Company arranges the additional debt or equity funding necessary to continue operations in fiscal 2002.

    Net rental expense related to the leased facilities during 2000 and 2001 was $285,281 and $107,337, respectively.

    Future minimum lease commitments as of June 30, 2001 are as follows:


   2002 (Excluding the $107,698 from 2001 remaining unpaid)        $308,327
   2003                                                             231,453
   2004                                                             231,453
   2005                                                             231,453
   2006                                                             231,453
   2007                                                             154,302
                                                                 ----------
Total minimum lease payments                                     $1,388,441
                                                                 ==========

LICENSE AGREEMENT COMMITMENTS

    In connection with license agreements with a related party, the Company has committed to make royalty and other technology product development progress payments. See Note 6 -- Related Party Transactions.

SEVERANCE AND EMPLOYMENT AGREEMENTS

    In April 1999, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company terminates the officer's employment or if the officer terminates employment with the Company for good reason, as defined. These agreements require the Company to make a severance payment to the executive officers up to two times their Base Compensation, as defined, upon termination. A provision for these benefits will not be made until a change in control is probable. The Company incurred a charge of approximately $175,000 in 2000 related to the severance of its former President and Chief Executive Officer.

    In 1999, the Company established a severance plan for certain other employees. Employees are qualified for a severance payment based on their annual salary exceeding the specified annual salary in the plan and involuntary termination. Due to the uncertainty of future involuntary terminations, there is no accrual at June 30, 2000 or 2001 for future payments by the Company under this plan, if any. The Company incurred a charge of approximately $48,000 related to employees terminated in 2001.

    On October 1, 1999, the Company's Board of Directors approved the employment agreement of Norman Proulx, the Company's Chief Executive Officer. A component of the employment agreement included the award of 50,000 common shares of stock and reimbursement of all Federal and state taxes associated with the stock award. The value of the stock award and the related taxes ($198,000) was charged to general and administrative expense in fiscal 2000. In February 2000, the Board of Directors extended Mr. Proulx's employment agreement through June 2001 on which date the agreement automatically was extended through June 2002. Terms of the employment agreement include, among other things, the payment of cash bonuses based on obtaining certain goals including e-commerce sales, cash flow objectives, diagnostic test unit sales and the average daily common stock price. During fiscal 2000, the Company recognized a charge to operations related to the bonus provisions of $50,000. No bonus was earned during fiscal 2001.

OTHER

    Between March and June, 2001, the Company entered into agreements with two financial advisors to provide services related to raising capital and facilitating acquisition, merger or joint venture partners for the Company. The Company has paid $100,000 in fees to these advisors through June 30, 2001 and has issued common stock warrants aggregating 300,000 shares, 100,000 of which are contingent on a completed financing (See Note 7). Additional fees of approximately $15,000 monthly will be paid until financing for the Company has been concluded, at which time additional fees ranging from 3% to 10% of all consideration or proceeds from any pending transaction will be payable and additional 5 year warrants will be issued to purchase 10% of any securities sold by the Company at an exercise price equal to the issuance price of the securities sold.

    In 2001, the Company issued a large purchase order for heaters used with the Company's ZstatFlu product. The heaters will be delivered and the Company will be required to pay approximately $300,000 during the second quarter of fiscal 2002.

6. RELATED PARTY TRANSACTIONS

    In connection with a fiscal 1997 license agreement covering all of the patents which comprise the ViraZyme technology, the Company executed a note (the "Note") with OMRF, a stockholder. The Note had a face value of $425,000 and provided for an interest free period of 24 months following execution and interest at 8% thereafter. The Note was discounted to its estimated fair value at the date of issuance. Imputed interest for the years ended June 30, 2000 and 2001 charged to operations aggregated $36,173 and $27,720, respectively.

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

    Following the Note restructuring, quarterly principal and interest payments have been reduced to $16,753 for the remaining term of the Note which runs through May 2003. The Company failed to make the quarterly payments due on May 15, 2001, and August 15, 2001, and intends to resume quarterly payments retroactively after the Company has arranged the additional debt or equity funding necessary to continue operations. Since the Company has defaulted on the quarterly note payments the Company has classified the note payable to stockholder as due within one year in the accompanying June 30, 2001 balance sheet.

    The Company leases certain facilities from a stockholder, as discussed in
Note 5 - Commitments. The Company recognized net rent expense totaling $285,281 and $107,337 in 2000 and 2001, respectively, related to its facilities that are leased from this stockholder.

    In management's opinion, these license and lease transactions were conducted on no less favorable terms than those which could have been obtained from unrelated third parties.

7. STOCKHOLDERS' EQUITY

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

WARRANTS

    During fiscal 2000, the Company entered into several agreements for services in exchange for common stock warrants aggregating 165,000 shares at the initial exercise price of $2.31 per share which expire in October, 2005. During fiscal 2001 the Company entered into several agreements for such services as marketing, information technology and public relations for which common stock warrants aggregating 136,000 shares were granted at an initial exercise price of $2.00. Under the terms of the grants, these awards generally have a contractual life of five to ten years and vest over periods ranging from nine months to three years. Additionally, in fiscal 2001, 230,000 common stock warrants with an initial exercise price of $3.43 per share were issued to underwriters involved with the Company's initial public offering. These warrants include a call feature (at $3.43 per share) exercisable by the Company if the common stock exceeds $5.50 for five consecutive days. Additionally, in fiscal 2001, warrants aggregating 200,000 shares were issued to two financial advisors to provide services related to raising capital and facilitating acquisitions, merger or joint venture partners for the Company. The initial exercise price for 100,000 of these warrants, which expire in May 2006, was $0.79. The initial exercise price of the other 100,000 of these warrants, which expire in March 2011, was $1.14. Another 200,000 warrants, also expiring in March 2011 with an initial exercise price of $1.14 have been issued but will not be exercisable until the closing of a financing of the Company from a passive, non-strategic investor. Warrant expense for years ended June 30, 2000 and 2001 charged to operations aggregated $129,032 and $359,051, respectively.

    At June 30, 2001, after adjustment for anti-dilution provisions, there were warrants outstanding and shares of the Company common stock reserved for the purchase of an aggregate of 2,126,372 shares of the Company's common stock exercisable at prices ranging from $0.70 to $4.00 (a weighted average of $2.12 per share) which expire from November 2002 through March 2011.

RIGHTS PLAN

    In February 1999, the Company's Board of Directors adopted a rights plan (the "Rights Plan") designed to protect the long-term interest of ZymeTx and its stockholders in the event of an unsolicited takeover attempt. On February 3, 1999, the Company declared, under the Rights Plan, a tax-free dividend distribution of one share purchase right ("Right") for each outstanding share of Common Stock to stockholders of record as of the close of business. Each Right entitles the holder to buy 1/1000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $47.50 (a total of 20,000 shares of the Company's Preferred Stock have been designated under the Rights Plan). The terms of the Rights Plan provide that the Rights will be exercisable for Preferred Shares only if a person or group acquires beneficial ownership of 20% or more of the Company's common shares or commences an offer that would result in such person or group owning 20% or more of the Common Shares without approval of the Board of Directors. The holders of the Rights, other than the acquiring person(s) would then have the right to receive upon exercise the Company's common stock having a value equal to two times the exercise price. The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the tenth day following a public announcement that a person or group has acquired 20% or more of the Company's Common Shares. The Rights will expire on February 3, 2009.

8. STOCK OPTIONS AND STOCK PURCHASE PLAN

STOCK OPTION PLANS

    The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

    Pro forma information regarding net income and earnings per share is required by FASB No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for options granted prior to the initial public offering were estimated at the date of grant using a minimum value option pricing model. The fair value of options granted subsequent to the initial public offering was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 2001, respectively: risk free interest rate of 6.3% and 5.0%; no dividend yield; a volatility factor of the expected market price of the Company's stock of 0.70 and 0.95; and a weighted average expected life of the option of seven years and six years.

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

    For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           YEAR ENDED JUNE 30,
                                                          2000           2001
                                                      ------------   ------------
Net loss applicable to common stock                   $ (7,243,258)  $ (7,100,212)
Net loss per common and common equivalent share              (1.07)         (1.03)

    In 1997, the Company adopted stock option plans for employees, the ZymeTx, Inc. Stock Option Plan (the "Employees' Plan") as well as for non-employees, the ZymeTx, Inc. Director Stock Option Plan (the "Directors' Plan") (collectively, the "Plans"). During fiscal 2000, the Company established the Consultant Stock Option Plan, which provides for the issuance of up to 100,000 options to non-employees. During fiscal 2001, the Company granted 55,000 options under the Consultant Stock Option Plan, exercisable for 5 years at an initial weighted average price of $2.35 per share. As of June 30, 2001, there are 293,773 shares of common stock available for issuance under both the Employees' Plan and the Directors' Plan. There are two forms of options: options intended to qualify as incentive stock options ("ISO Options") under the Employees' Plan and the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified options under the Directors' Plan (the "Nonqualified Options"). Options granted under the Employees' Plan prior to October 1, 1999, become exercisable 25% per year and are fully vested after four years. For those options granted on or after October 1, 1999, ISO Options become exercisable 50% on each of the first two anniversary dates for executive officers and 25% on the date of grant and 25 % and 50% on the first and second anniversary dates for non-executive employees of the Company. Nonqualified options generally become exercisable 33% per year and are fully vested after three years. All options under the Plans lapse 10 years from the date of grant.

    Activity in the Company's Employees' Plan during 2000 and 2001 is as follows:

                                                               2000                               2001
                                                    ----------------------------      -----------------------------
                                                                   WEIGHTED                          WEIGHTED
                                                                    AVERAGE                           AVERAGE
                                                                   EXERCISE                          EXERCISE
                                                      SHARES         PRICE              SHARES         PRICE
                                                    ------------- --------------      ------------- ---------------
Outstanding options at beginning of period             393,974      $ 2.30               334,269      $ 2.28*
Granted                                                304,387        2.26                15,000        2.00
Exercised                                              (75,333)       1.56                (3,125)       1.75
Surrendered, forfeited or expired                     (288,759)       1.76               (20,625)       2.25
                                                    ----------                        ----------
Outstanding options at end of period                   334,269        2.89               325,519        2.28
                                                    ==========                        ==========

Exercisable at end of period                            49,376        3.31               165,154        2.26
                                                    ==========                        ==========

Weighted average fair value of options
  granted during period                                             $ 1.53                            $ 0.50

    *Adjusted to reflect reduction in exercise price on 33,553 options from $4.94 and $6.00 to $2.00 during fiscal 2001.

    Options outstanding at June 30, 2001 have an average remaining life of approximately 8 years. Following is an option analysis by exercise price as of June 30, 2001.

                                                     OUTSTANDING          EXERCISABLE
                             EXERCISE PRICE         OPTIONS/SHARES       OPTIONS/SHARES
                             --------------         --------------       --------------
                                  $1.00                   8,042               8,042
                                  $2.00                  66,240              35,619
                                  $2.25                 228,137             108,443
                                  $2.63                  10,000               5,000
                                  $4.21                   6,000               4,500
                                  $4.94                   7,100               3,550
                                                    --------------       --------------
                                                        325,519             165,154
                                                    ==============       ==============


    Activity in the Company's Directors' Plan during 2000 and 2001 is as follows:

                                                               2000                         2001
                                                      ------------------------     ------------------------
                                                                   WEIGHTED                     WEIGHTED
                                                                    AVERAGE                      AVERAGE
                                                                   EXERCISE                     EXERCISE
                                                        SHARES       PRICE           SHARES       PRICE
                                                      ----------- ------------     ----------- ------------
Outstanding options at beginning of period               200,000    $ 2.79            485,000     $ 2.20*
Granted                                                  285,000      2.53                 --        --
Exercised                                                     --       --             (25,000)      1.00
                                                      ----------                   ----------
Outstanding options at end of period                     485,000      2.63            460,000       2.27
                                                      ==========                   ==========

Exercisable at end of period                             134,165      2.07            272,080       2.15
                                                      ==========                   ==========

Weighted average fair value of options granted                       $1.69                          n/a

    *Adjusted to reflect reduction in exercise price on 75,000 options from $4.38 and $4.94 to $2.00 during fiscal 2001.

    Options outstanding at June 30, 2001 have an average remaining life of approximately 8 years. Following is an option analysis by exercise price as of June 30, 2001.

                                                     OUTSTANDING          EXERCISABLE
                             EXERCISE PRICE         OPTIONS/SHARES       OPTIONS/SHARES
                             --------------         --------------       --------------
                                  $1.00                  50,000               50,000
                                  $2.00                 125,000               74,998
                                  $2.06                  40,000               26,666
                                  $2.25                  10,000                3,333
                                  $2.63                 200,000              100,000
                                  $2.69                  25,000                8,333
                                  $4.22                  10,000                8,750
                                                    --------------       --------------
                                                        460,000              272,080
                                                    ==============       ==============


STOCK PURCHASE PLAN

    Effective July 1, 1998, the Company reserved 50,000 shares of its Common Stock for issuance to employees under an employee stock purchase plan (the "ESPP"). During fiscal 2001 the Company increased the number of reserved shares to 100,000 shares. Under the ESPP, eligible employees can purchase, through payroll deductions, a specified number of shares of the Company's Common Stock at the lesser of (a) 85% of the official closing price of the Common Stock on the Offering Termination Date, as defined, or (b) 85% of the official closing price of the Common Stock on the Offering Commencement Date, as defined. The options will be continually granted and automatically exercised each quarter in which the Plan is in effect. For the years ended June 30, 2000 and 2001, 15,652 and 21,582 shares of stock were purchased though the Employee Stock Purchase Plan. Proceeds received by the Company for the years ended June 30, 2000 and 2001 totaled $26,159 and $26,351 or $1.67 and $1.22 per share, respectively.

9. INCOME TAXES

    The provision for income taxes differs from the expected income tax using the federal statutory rate on loss before income taxes due to the following:

                                               YEAR ENDED JUNE 30,
                                                2000          2001
                                            ------------  ------------
Benefit at federal statutory rate           $ (2,304,806) $ (2,391,613)
State tax benefit                               (243,354)     (262,785)
Operating loss not benefited                   2,548,160     2,654,398
                                            ------------  ------------
                                            $         --  $         --
                                            ============  ============

    Deferred tax assets and liabilities, resulting from differences in the timing of recognition of revenues and expenses, consist of the following:

                                                               YEAR ENDED JUNE 30,
                                                               2000            2001
                                                           ------------    ------------
Deferred tax liability:
   Tax depreciation in excess of financial                 $     70,034    $     73,199

Deferred tax assets:
   Net operating loss carryforward                            7,591,190       9,843,030
   Research and development credits                             496,693         576,699
   Capitalization of certain costs as inventory for
        tax Purposes                                            829,289       1,078,050
   Other                                                        109,269         113,380
                                                           ------------    ------------
                                                              9,026,441      11,611,159
   Valuation allowance                                       (8,956,407)    (11,537,960)
                                                           ------------    ------------
   Net deferred tax assets                                       70,034          73,199
                                                           ------------    ------------
         Net deferred tax liability                        $         --    $         --
                                                           ============    ============

    As of June 30, 2001, the Company had a federal net operating loss carryforward of approximately $26.1 million. The net operating loss carryforward will expire from 2010 through 2020, if not utilized.

    Because of the Company's lack of earnings history, the net deferred tax asset comprised of its net operating loss carryforward has been fully offset by a valuation allowance. The valuation allowance increased by $2.6 million and $2.7 million in 2000 and 2001, respectively.

10. EMPLOYEE BENEFIT PLAN

    The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. Company contributions are made at the discretion of the compensation committee. The Company matched 2% of employee contributions amounting to $15,459 and $16,026 in 2000 and 2001, respectively.

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

4.1 5% Senior Secured Convertible Debenture Due October 13, 2002 incorporated by reference to Exhibit 4.1 to our Annual Report on Form
         10-KSB for the fiscal year ended June 30, 2000.

4.2      Form of Warrant Agreement between ZymeTx and Capital West Securities,
         Inc. incorporated herein by reference to Exhibit 4.2 to the Registration Statement.

4.3*     ZymeTx, Inc. Stock Option Plan, incorporated herein by reference to
         Exhibit 4.3 to the Registration Statement.

4.4* ZymeTx, Inc. Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

4.5*     ZymeTx, Inc. Employee Stock Purchase Plan incorporated by reference to
         Exhibit 4.5 of the ZymeTx Annual Statement on Form 10-KSB for the fiscal year ended June 30, 1999.

4.6      Rights Agreement dated February 3, 1999, by and between ZymeTx, Inc.
         and American Stock Transfer and Trust Company incorporated herein by reference to Exhibit 99.1 of the ZymeTx Current Report on Form 8-K filed February 5, 1999.

10.1* Executive Services Agreement, dated as of January 1, 2000, by and between ZymeTx and Norman R. Proulx, incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.2 Purchase Agreement dated October 13, 2000, by and between ZymeTx and investors identified therein, incorporated herein by reference to
         Exhibit 10.20 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.3 Form of Common Stock Purchase Warrant dated October 13, 2000, issued in connection with the Purchase Agreement, incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.4 Registration Rights Agreement dated October 13, 2000, issued in connection with the Purchase Agreement , incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.5 Security Agreement dated October 13, 2000 issued in connection with the Purchase Agreement , incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

23.1     Consent of Independent Auditors