Form 10KSB/A
period 2001-06-30
ZYMETX INC
filed 2001-10-31
CIK 921439

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                               For the transition period from          to
                                                              --------    ------

                                               Commission File Number: 000-23145

                                  ZYMETX, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                             75-731444040
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

   800 RESEARCH PARKWAY, SUITE 100
       OKLAHOMA CITY, OKLAHOMA                         73104
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

         As of October 29, 2001 the aggregate market value of voting stock held by non-affiliates of the issuer was $6,018,435 (based on the closing price for the common stock on the NASD Over-the-Counter Bulletin Board on such date of $0.76 per share). As of October 29, 2001 there were 8,175,029 shares of common stock, $.001 par value, outstanding.


         Transitional Small Business Disclosure Format (check one):
         YES    NO [X]
            ---

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the name of each director, their age, the year in which the individual first became a director, and the year in which the director's term will expire.

                                         FIRST BECAME        TERM
         NAME                             A DIRECTOR        EXPIRES       AGE
         ----                            ------------       -------       ---
         James R. Tolbert, III               1999            2001          66
         Christopher M. Salyer               1998            2001          49
         Gilbert M. Schiff, MD               1994            2001          70
         Norman R. Proulx                    1999            2003          54
         J. Vernon Knight, M.D.              1996            2002          84
         Rand P. Mulford                     2000            2002          58
         William G. Thurman, M.D.            1997            2002          73
         William L. Bergman                  1996            2003          70
         David E. Rainbolt                   1996            2003          45

         James R. Tolbert III, has served as our Chairman of the Board since June 1999. Mr. Tolbert has served as Chairman and President of First Oklahoma Corporation, a company that manages a diversified real estate portfolio and distributes insurance and investment products through regional banks, since 1986. Mr. Tolbert also serves as Chairman of the Dean A. McGee Eye Institute in Oklahoma City, and is the owner of the Full Circle Bookstore, the largest independently-owned bookstore in Oklahoma City.

         Christopher M. Salyer, has served as President, Chief Executive Officer and Chairman of the Board of Directors of CD Warehouse, Inc., a publicly-held retailer of recorded music, since August 30, 2000. From December 1997 to August 2000, Mr. Salyer served as the Chairman of the Board of Medical Arts Laboratory, Inc., the nation's oldest independent medical laboratory. On November 3, 2000, Medical Arts Laboratory, Inc. filed for reorganization under Chapter 11 of the bankruptcy code. He currently serves as the Chairman of the Board of Accel Financial Staffing, Inc., a temporary services company formed by Mr. Salyer in April 1995.

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

         J. Vernon Knight, M.D., has served as a professor at Baylor College of Medicine since 1966, and during such time has held a number of positions including Professor and Chairman of the Department of Microbiology and Immunology, Director of the Center for Biotechnology, and Professor and Acting Chairman of the Department of Molecular Physiology and Biophysics. Dr. Knight served as Clinical Director of the National Institute of Allergy and Infectious Disease at the National Institutes of Health from 1959 until 1966.

         Rand P. Mulford, has served as a managing director of Spencer Trask Holdings, Inc. since July 1999. From March 1999 to June 1999 he served as Senior Vice President of The Immune Response Corporation, and from March 1997 until February 1999 he served as President and Chief Executive Officer of World Blood, Inc. From September 1994 to May 1995, Mr. Mulford served as the President and Chief Operating Officer of Xytronyx, Inc.

         William G. Thurman, M.D., is currently President Emeritus of the Oklahoma Medical Research Foundation. From 1979 until his retirement in 1997, Dr. Thurman served as President and Scientific Director of OMRF. He served as Dean at Tulane University School of Medicine from 1973 until 1975. From 1975 to 1979, Dr. Thurman served as Provost and Vice President for Medical Affairs at the University of Oklahoma Health Sciences Center. Dr. Thurman continues to practice medicine as a pediatric hematologist/oncologist.

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

         Craig D. Shimasaki, Ph.D., 45, has served as our Vice President of Research since 1996. From 1993 to 1996 he was employed by OMRF as Visiting Research Scientist. From 1987 until 1993, he served as Executive Director of Research and Department Head of Biochemistry of Symex. From 1983 to 1987 he worked at Genentech, Inc. as a research associate on the purification, characterization and epitope mapping of its gp120 AIDS vaccine. Dr. Shimasaki established the ZymeTx Biochemistry Department and co-developed and implemented a GMP manufacturing documentation system and manufacturing area. He has developed and optimized fluorescent antibody coupling procedures that have resulted in the investigational ViraSTAT parainfluenza MAb kit. His work includes the co-development of the format of the ViraZyme assay. He is a co-inventor of the patent for the method of the ViraZyme influenza viral detection in clinical specimens.

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

         Fred E. Hiller, 61, has served as acting Chief Financial Officer since April 2001. He was a financial consultant from 1994 to 2000. Mr. Hiller was Chief Financial Officer of Wilkinson Sword, Inc., from 1986 to 1993 and from 1975 to 1981. He served in various financial capacities for Trans Global Films, Inc. (1983 to 1985), Columbia Pictures Industries, Inc. (1981 to 1983), and Elgin National Industries, Inc. (1968 to 1975). Mr. Hiller worked as a CPA for Touche Ross and Co. from 1962 to 1968.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of the original and amended Forms 3 and 4 furnished to us during fiscal 2001, we know of the following failures to file reports required by Section 16(a) of the Exchange Act on a timely basis: Mr. Mulford failed to timely file a Form 4 for the award of convertible debentures and warrants in November 2000; Dr. Hudson failed to timely file a Form 4 for the grant of stock options in January, 2001; Mr. Rainbolt failed to timely file a Form 4 for the repricing of his stock option exercise price in January 2001; Dr. Thurman failed to timely file a Form 4 for the repricing of his stock option exercise price in January 2001; Mr. Shimasaki failed to timely file a Form 4 for the repricing of his stock option exercise price in January 2001 and failed to timely file two Form 4s for the purchase of common stock during April and June 2001 respectively; Mr. Hiller failed to timely file a Form 3 for his appointment as CFO in April 2001; and Mr. Gibson failed to timely file a Form 4 for the sale of common stock during May 2001.

ITEM 10. EXECUTIVE COMPENSATION.

         Summary Compensation Table. The following information summarizes the annual and long-term compensation of our President and Chief Executive Officer and the other most highly compensated executive officers, for fiscal years 1999, 2000 and 2001.

                                                                                          LONG TERM
                                                                                     COMPENSATION AWARDS
                                                                              -------------------------------
                                                                               RESTRICTED         SECURITIES
                                                                                 STOCK            UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)    BONUS($)         AWARD(S)($)        OPTIONS(#)
---------------------------            ----     ----------    --------        ------------       ------------
Norman R. Proulx(1)                    2001     $  125,000          --               --                    --
President and                          2000        143,602    $ 50,000         $198,063               250,000
Chief Executive Officer                1999             --          --               --                    --

Peter G. Livingston(2)                 2001             --          --               --                    --
President and                          2000        157,083      18,125               --                    --
Chief Executive Officer                1999        145,000      18,125               --                    --

Craig D. Shimasaki, Ph.D.              2001        131,250      25,000               --                 5,000
Vice President of Research             2000        121,667       4,200               --                50,647
                                       1999        104,583       5,200               --                13,553

Robert J. Hudson, M.D.(3)              2001        164,167      82,000               --                10,000
Vice President of Medical and          2000        159,167      13,660               --                54,940
Marketing                              1999        153,750          --               --                 7,687

------------------

(1)      Mr. Proulx was named President of ZymeTx on August 9, 1999.

(2) On August 9, 1999, Mr. Livingston's employment was terminated and his options expired November 28, 1999.

(3) Dr. Hudson was named Vice President of Medical and Marketing on October 1, 1999.

         Stock Options. The following table provides information about grants of stock options made during fiscal 2001 to each of the named executive officers.

                                             NUMBER OF
                                             SECURITIES        % OF TOTAL
                                             UNDERLYING     OPTIONS GRANTED       EXERCISE OR
                                              OPTIONS        TO EMPLOYEES IN       BASE PRICE       EXPIRATION
                                              GRANTED        FISCAL YEAR(1)        ($/SH.)(2)           DATE
                                             ----------     ----------------      -----------       ----------
Norman R. Proulx                                     --                   --               --               --
Peter G. Livingston (3)                              --                   --               --               --
Craig D. Shimasaki, Ph.D. (5)                     5,000 (4)            33.33%            2.00          1/19/11
Robert J. Hudson, M.D. (6)                       10,000 (4)            66.67%            2.00          1/19/11

---------

(1) We granted employees options to acquire 15,000 shares of our common stock in fiscal 2001.

(2) The exercise price of each option was equal to 100% of the fair market value of the common stock on the date of grant, as determined by the compensation committee of the Board of Directors.

(3) On August 9, 1999, Mr. Livingston's employment was terminated and 228,669 stock options previously granted to him were cancelled on November 28, 1999.

(4) Vests at a rate of 50% on each of January 19, 2002 and January 19, 2003.

(5) On January 19, 2001, the exercise price of 13,555 options granted to Mr. Shimasaki on August 18, 1998 was reduced from $4.94 to $2.00.

(6) On January 19, 2001 the exercise prices of options granted to Dr. Hudson (7,687 on August 18, 1998 at $4.94, and 20,000 on September 22, 1997 at $6.00) were reduced to $2.00.

         OPTION EXERCISES AND YEAR END VALUE TABLE. The following table shows information about the number and estimated value of the unexercised options for the named executive officers at June 30, 2001.


                                                                                                         VALUE OF UNEXERCISED
                                                                 NUMBER OF SECURITIES                        IN-THE-MONEY
                                                                UNDERLYING UNEXERCISED                        OPTIONS AT
                           SHARES                           OPTIONS AT FISCAL YEAR-END 2001             FISCAL YEAR-END ($)(1)
                           ACQUIRED ON        VALUE         -------------------------------             ----------------------
NAME                       EXERCISE (#)    RECEIVED ($)    EXERCISABLE       UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----                       ------------    ------------    -----------       -------------       -----------        -------------
Norman R. Proulx              - 0 -           - 0 -            150,000              100,000         - 0 -                - 0 -

Peter G. Livingston (2)       - 0 -           - 0 -                -0-                  -0-         - 0 -                - 0 -

Craig D. Shimasaki, Ph.D.     - 0 -           - 0 -             65,853                8,389         - 0 -                - 0 -

Robert J. Hudson, M.D.        - 0 -           - 0 -             80,706               11,921         - 0 -                - 0 -

----------
(1) Calculated on the basis of the fair market value of the underlying securities at October 29, 2001 ($0.76) minus the exercise price.

(2) On August 9, 1999, Mr. Livingston's employment was terminated and on November 28, 1999 all options held by Mr. Livingston expired.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows information regarding the beneficial ownership of our common stock as of October 29, 2001, by:

             o each person we know to be the beneficial owner of at least 5% of our common stock;
             o  each named executive officer;
             o  each director; and
             o  all directors and executive officers as a group.

         Unless otherwise indicated, all stockholders set forth below have the same principal business address as the company.

                                                          NUMBER OF SHARES
     NAME AND ADDRESS                                   BENEFICIALLY OWNED(1)          PERCENT OF CLASS(1)
     ----------------                                   ---------------------          -------------------
Palladin Opportunity Fund, LLP (2)                                  3,336,015                 28.98%
Halifax Fund L.P. (3)                                               3,336,015                 28.98%
Norman R. Proulx(4)                                                   300,000                  3.56%
Fred E. Hiller (5)                                                      6,000                   *
James R. Tolbert III(6)                                                26,667                   *
William I. Bergman (6)                                                 25,000                   *
Robert J. Hudson, M.D. (7)                                             86,217                  1.04%
J. Vernon Knight, M.D.                                                 25,000                   *
Rand Mulford (8)                                                      185,349                  2.26%
David L. Rainbolt (9)                                                  32,813                   *
Christopher M. Salyer (6)                                              25,000                   *
Gilbert M. Schiff, M.D. (6)                                            25,000                   *
Craig D. Shimasaki, Ph.D. (10)                                         78,618                   *
William G. Thurman, M.D. (11)                                          31,250                   *

All Directors and Executive Officers as a Group (12
persons)(12)                                                          846,914                  9.66%

----------
* Represents less than 1%.

(1) The persons named in this table have sole voting and investment power with respect to all of the securities shown as beneficially owned by them, except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes warrants and debentures which may be exercised or converted on or before December 30, 2001. Shares of common stock subject to options currently exercisable or exercisable on or before December 30, 2001, are referred to herein as "currently exercisable options", and are deemed outstanding for purposes of computing the percentage of ownership for such person but are not deemed outstanding in computing the percentage of ownership of any other person.

(2) Includes 3,246,015 shares of common stock subject to debentures and 90,000 shares of common stock subject to warrants.

(3) Includes 3,246,015 shares of common stock subject to debentures and 90,000 shares of common stock subject to warrants.

(4)      Includes 250,000 shares subject to currently exercisable options.

(5)      Includes 5,000 shares subject to currently exercisable options.

(6)      Represents shares subject to currently exercisable options.

(7)      Includes 80,706 shares subject to currently exercisable options.

(8) Includes 33,333 shares subject to currently exercisable options and 4,320 shares of common stock subject to warrants beneficially owned by Paula M. Mulford and Associates.

(9) Includes 25,000 shares subject to currently exercisable options and includes 7,813 shares beneficially owned by Trend Venture Corp.

(10) Includes 65,853 shares subject to currently exercisable options and includes 1,500 shares beneficially owned by Alyssa Shimasaki.

(11) Includes 25,000 shares subject to currently exercisable options and includes 6,250 shares beneficially owned by the William G. and Gabrielle Thurman Living Trust (12/96).

(12)     Includes 586,559 shares subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We entered into an Executive Services Agreement with Norman R. Proulx, our President and CEO, effective January 1, 2000. The agreement provided for an annual salary of $200,000 and additional consideration of 50,000 nonqualified stock options. The agreement was terminable by either party at any time upon 30 days notice.

         We entered into an Executive Services Agreement with Peter G. Livingston, our former President and CEO, effective July 1, 1997. The agreement provided for an annual salary of $145,000, and an annual bonus of up to 50% of his annual salary, if and to the extent awarded. The agreement was terminable by either party at any time upon 30 days notice.

         On July 15, 1999 we extended the term of Mr. Livingston's Executive Services Agreement until July 1, 2000. However, on August 23, 1999 we notified Mr. Livingston that his employment was terminated. Under the Executive Service Agreement we are obligated to pay Mr. Livingston his monthly salary for 12 months totaling $145,000 starting on September 23, 1999, and 50% of his previous bonus totaling $9,062.50. Additionally, 57,167 stock options held by Mr. Livingston at the time his employment was terminated became vested and exercisable. Mr. Livingston also was entitled to purchase an aggregate of 211,835 shares of common stock, including those that immediately vested upon notice of his termination. All of the referenced stock options expired on October 23, 1999.

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

         We entered into an Executive Services Agreement with Norman R. Proulx, our President and CEO, effective January 1, 2000. The agreement provides for an annual salary of $125,000 and bonuses payable as follows:

               o for each fiscal year commencing with fiscal year ending June 30, 2001, a bonus equal to 50% of his annual salary for each fiscal year in which we achieve our budgeted cash flow, sales volumes or other relevant objectives for such fiscal year; and

               o in the event the per share closing price of our common stock exceeds $4.00 during any period of 20 consecutive trading days, a bonus ranging from $50,000 for a price per share of $4.00 to $325,000 for a price per share of $8.00, and increasing for any per share price over $8.00.

         As additional consideration under the agreement we granted Mr. Proulx 200,000 qualified stock options. Either party may terminate the agreement at any time upon 30 days notice.

         We entered into an Executive Services Agreement with Peter G. Livingston, our former President and CEO, effective July 1, 1997. The agreement provided for an annual salary of $145,000, and an annual bonus of up to 50% of his annual salary, if and to the extent awarded. The agreement was terminable by either party at any time upon 30 days notice.

         On July 15, 1999 we extended the term of Mr. Livingston's Executive Services Agreement until July 1, 2000. However, on August 9, 1999 Mr. Livingston's employment was terminated and on August 23, 1999 we gave Mr. Livingston notice of such termination for purposes of the Executive Services Agreement. Under the Executive Services Agreement we are obligated to pay Mr. Livingston his monthly salary for 12 months totaling $145,000 starting on September 23, 1999, and 50% of his previous bonus totaling $9,062.50. Additionally, 57,167 stock options held by Mr. Livingston at the time his employment was terminated became vested and exercisable. Mr. Livingston also was entitled to purchase an aggregate of 211,835 shares of common stock, including those that immediately vested upon notice of his termination. All of the referenced stock options expired on unexercised November 28, 1999.

         On July 29, 1996 we entered into a Noncompetition Agreement with Craig
D. Shimasaki, Ph.D. This agreement provides that in the event Dr. Shimasaki's employment is terminated without cause, we will pay Dr. Shimasaki as severance an amount equal to his annual salary at the time of his termination.

         On April 14, 1999, we entered into Severance Compensation Agreements with Mr. Gibson, Dr. Hudson, Mr. Livingston, Dr. Shimasaki and Charles E. Seeney. Thereafter, Mr. Seeney resigned and Mr. Livingston was terminated. Each of the agreements provides that if the respective officer is terminated following a change in control, we will pay the officer either:

               o   an amount equal to the officer's annual salary; or
               o   two times the amount of the officer's annual salary.

         The amount payable depends on the conditions involved in the change in control. This Severance Compensation Agreement does not apply if the officer is terminated due to disability, retirement, for cause or if such officer resigns.

         On March 31, 2001, Mr. Gibson resigned from his positions as Chief Financial Officer, Secretary and Treasurer of the Company. In connection with this resignation we paid Mr. Gibson severance equal to six months salary, payable on a pro rata monthly basis. In addition, we agreed to allow Mr. Gibson to exercise any option underlying our common stock that he held at the time of his resignation for a six-month period following his resignation.

         None of the transactions with officers or stockholders of the company and their affiliates were made on terms less favorable to the company than those available from unaffiliated parties. In future transactions of this nature, we will ensure that more favorable terms are not available to us from unaffiliated third parties before engaging in transactions with our officers or stockholders or their affiliates.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:                                ZYMETX, INC.


Date:    October 31, 2001              By: /s/ Norman R. Proulx
                                          --------------------------------------
                                           Norman R. Proulx
                                           President and Chief Executive Officer

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


                         SIGNATURE                         TITLE                                    DATE
                         ---------                         -----                                    ----
/s/ Norman R. Proulx                              President; Chief Executive
--------------------                              Officer; Director                          October 31, 2001
Norman R. Proulx
Principal Executive Officer

/s/ Fred E. Hiller                                Acting Chief Financial Officer;            October 31, 2001
------------------                                Secretary; Treasurer
Fred E. Hiller
Principal Financial and Accounting Officer

/s/ James R. Tolbert, III                         Chairman of the Board; Director            October 31, 2001
-------------------------
James R. Tolbert, III

/s/ William I. Bergman                            Director                                   October 31, 2001
----------------------
William I.  Bergman

/s/ Christopher M. Salyer                         Director                                   October 31, 2001
-------------------------
Christopher M. Salyer

/s/ J.  Vernon Knight, M.D.                       Director                                   October 31, 2001
---------------------------
J.  Vernon Knight, M.D.

/s/ David E. Rainbolt                             Director                                   October 31, 2001
---------------------
David E.  Rainbolt

/s/ Gilbert M.  Schiff, M.D.                      Director                                   October 31, 2001
----------------------------
Gilbert M.  Schiff, M.D.

/s/ William G. Thurman, M.D.                      Director                                   October 31, 2001
----------------------------
William G. Thurman, M.D.