Form 10QSB
period 2001-09-30
ZYMETX INC
filed 2001-11-20
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  8,225,321 shares of common stock, $.001 par value, issued and outstanding at
                                November 1, 2001

Transitional Small Business Disclosure Format (check one): Yes   No X

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                                PAGE
  PART I  -  FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed Balance Sheets - June 30, 2001 and September 30, 2001......................                2

             Condensed Statements of Operations - Three Months Ended September 30,
             2000 and 2001........................................................................                3

             Condensed Statements of Cash Flows - Three Months Ended September 30,
             2000 and 2001........................................................................                4

             Notes to Condensed Financial Statements..............................................                5

  Item 2.    Management's Discussion and Analysis or Plan of Operations ..........................                9


  PART II  - OTHER INFORMATION

  Item 1.    Legal Proceedings....................................................................               19

  Item 2.    Changes in Securities and Use of Proceeds............................................               19

  Item 3.    Defaults Upon Senior Securities......................................................               20

  Item 4.    Submission of Matters to a Vote of Security Holders..................................               20

  Item 5.    Other Information....................................................................               20

  Item 6.    Exhibits and Reports on Form 8-K.....................................................               20

  SIGNATURES......................................................................................               21

                                  ZymeTx, Inc.
                            Condensed Balance Sheets
                (Information at September 30, 2001 is unaudited)

                                                                   JUNE 30,       SEPTEMBER 30,
                                                                     2001              2001
                                                                --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $      237,673    $       15,154
   Accounts receivable                                                 113,897           188,401
   Inventory                                                         1,941,161         1,658,750
   Prepaid insurance and other                                          80,303            94,501
                                                                --------------    --------------
Total current assets                                                 2,373,034         1,956,806

Inventory not expected to be realized within one year                  492,226           464,107
Property, equipment and leasehold improvements, net                    437,756           393,396
Proprietary technology and other intangibles, net                       37,616            35,735
                                                                --------------    --------------
Total assets                                                    $    3,340,632    $    2,850,044
                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                             $      739,961    $      984,189
   Accrued salaries, wages and benefits                                112,282           128,701
   Other accrued liabilities                                           301,196           252,384
   Senior secured convertible debentures, in default (Note 5)        2,831,800         2,886,800
   Notes payable to stockholders in default (Note 6)                   126,394           128,748
                                                                --------------    --------------
Total current liabilities                                            4,111,633         4,380,822

Senior secured convertible debentures, in default (Note 5)                  --           698,000

Other long term obligations                                             39,009            11,742

Stockholders' deficit:
Preferred stock $.001 par value; 12,000,000 shares authorized               --                --
Common stock $.001 par value; 30,000,000 shares authorized
   (6,886,882 shares and 6,896,895 issued and outstanding at
   June 30, 2001 and September 30, 2001, respectively)                   6,887             6,897
Additional paid-in capital                                          34,890,066        34,993,886
Accumulated deficit                                                (35,706,963)      (37,241,303)
                                                                --------------    --------------
Total stockholders' deficit                                           (810,010)       (2,240,520)
                                                                --------------    --------------
Total liabilities and stockholders' deficit                     $    3,340,632    $    2,850,044
                                                                ==============    ==============

See accompanying notes.

                                  ZymeTx, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    2000            2001
                                                                ------------    ------------
Revenues                                                        $     64,780    $    598,395
Cost of goods sold                                                    33,384         453,108
                                                                ------------    ------------
Gross profit                                                          31,396         145,287

Operating expenses:
   Research and development                                          209,103         195,348
   Product development                                               199,302         132,707
   Sales and marketing                                               529,011         241,233
   General and administrative                                        556,244         234,534
                                                                ------------    ------------
Total operating expenses                                           1,493,660         803,822
                                                                ------------    ------------
Loss from operations                                              (1,462,264)       (658,535)

Other income (expense):
   Interest, dividend and other income                                49,417          10,807
   Interest expense                                                   (9,241)        (33,612)
   Provision for premium on redemption of debentures (Note 5)             --        (853,000)
                                                                ------------    ------------
Total other income (expense)                                          40,176        (875,805)
                                                                ------------    ------------
Net loss                                                        $ (1,422,088)     (1,534,340)
                                                                ============    ============

Basic and diluted net loss per common share                     $       (.21)   $       (.22)
                                                                ============    ============

Weighted average common shares outstanding                         6,840,125       6,895,303
                                                                ============    ============

See accompanying notes to financial statements.

                                  ZymeTx, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
OPERATING ACTIVITIES                                                              2000            2001
                                                                              ------------    ------------
Net loss                                                                      $ (1,422,088)   $ (1,534,340)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                  51,556          49,431
     Provision for premium on redemption of debentures                                  --         853,000
     Accretion of interest                                                           4,333           2,288
     Compensation expense related to common stock warrants
       outstanding                                                                 218,266              --
     Deferred lease rentals                                                        (32,911)        (26,554)
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (52,740)        (74,504)
       Interest receivable on marketable securities                                 (8,617)             --
       Prepaid insurance and other                                                 (51,956)        (14,198)
       Inventory                                                                  (118,581)        310,530
       Accounts payable                                                             23,056         244,228
       Accrued salaries, benefits and other                                        (91,194)         16,419
       Other liabilities                                                          (148,524)        (48,812)
                                                                              ------------    ------------
Total adjustments                                                                 (207,312)      1,311,828
                                                                              ------------    ------------
Net cash used by operating activities                                           (1,629,400)       (222,512)

INVESTING ACTIVITIES
Purchase of marketable securities available for sale                              (483,975)             --
Proceeds from sale of marketable securities available for sale                   1,472,737              --
Purchase of property, equipment and leasehold improvements                         (32,026)         (3,190)
                                                                              ------------    ------------
Net cash provided by investing activities                                          956,736          (3,190)

FINANCING ACTIVITIES
Payments on notes payable and other                                                (13,797)           (647)
Proceeds from exercise of employee stock options                                    25,000              --
Proceeds from sale of common stock purchased through employee
    stock purchase plan                                                              6,572           3,830
                                                                              ------------    ------------
Net cash provided by financing activities                                           17,775           3,183
                                                                              ------------    ------------
Net increase (decrease) in cash                                                   (654,889)       (222,519)

Cash and cash equivalents at beginning of period                                 1,357,509         237,673
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $    720,620    $     15,154
                                                                              ============    ============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ZymeTx, Inc. (the "Company" or "ZymeTx"), a Delaware corporation, is a biotechnology company engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

         o develop products that may be used to diagnose and treat a range of viral diseases;

         o earn revenues from marketing ZstatFlu, our first diagnostic product;

         o continue our diagnostic research and development program into other platform technologies; and

         o sustain an anti-viral therapeutic research and development program.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items, other than the 2001 provision for premium on redemption of Debentures in the amount of $853,000, more fully described in Note 5) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year. Revenues increased during the first quarter of fiscal 2002 due to sales to the Company's Japanese distributor. Formerly, the U.S. influenza market was the principal market for the Company's products, and the Company's revenues were concentrated in the second and third quarters of each fiscal year.

NOTE 2 - NET LOSS PER SHARE

For the three month periods ended September 30, 2001 and 2000 all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At September 30, 2001, there were warrants outstanding for the purchase of an aggregate of 2,915,687 shares of the Company's common stock exercisable at prices ranging from $.38 to 4.00 (an average of $1.48 per share) (Note 3). The Company has allocated 1,250,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, 782,269 of which remain unexercised at September 30, 2001 (exercise prices ranging from $1.00 - $4.94 per share). In addition, the Company has reserved 100,000 shares of common stock for issuance under the Consultants stock option plan, 55,000 of which were granted (weighted average exercise price of $2.35 per share), and are unexercised at September 30, 2001. The Company also has issued Debentures that are, as of September 30, 2001, convertible into 5,877,356 shares of the Company's common stock (7,003,155 shares of the Company's common stock as of October 13, 2001).

NOTE 3 - STOCK OPTIONS AND WARRANTS

During the three month period ended September 30, 2001, the Company did not issue any additional stock options. During the quarter, the number of warrants outstanding and shares of the Company's common stock reserved for purchase increased by 789,315 shares, from 2,126,372 shares at June 30, 2001 to 2,915,687 shares at September 30, 2001. On October 13, 2001, after the debenture conversion price reset described in Note 5, the number of warrants outstanding increased to 3,333,467. The additional warrants resulted from the issue of 500,000 five-year warrants to the debenture holders at an exercise price of $.45, and adjustments for anti-dilution provisions of various outstanding warrants.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three-month period ended September 30, 2000 and 2001, are detailed below.

                            THREE MONTHS ENDED
                               SEPTEMBER 30,
                           2000            2001
                       ------------    ------------
Net loss               $ (1,422,088)   $ (1,534,340)
Unrealized gains
  (losses) on
  investments
  available for sale          2,042              --
                       ------------    ------------
Comprehensive loss     $ (1,417,742)   $ (1,534,340)
                       ============    ============

NOTE 5 - SENIOR SECURED CONVERTIBLE DEBENTURES IN DEFAULT

On October 13, 2000, the Company sold $2.0 million of senior secured convertible Debentures to two private investors, resulting in net proceeds of approximately $1.9 million. The Debentures have a stated rate of interest of 5%, which is payable May 1 and November 1 of each year, in cash or common stock or by adding the interest to the outstanding principal due under the Debenture at the Company's option.

The Debentures are convertible to common stock at the option of the investor based on a conversion price based on the weighted average price of our common stock for ten days prior to periodic anniversaries of the issuance of the Debentures. The Debentures are secured by a first priority interest in substantially all of the Company's assets. The Debentures prohibit the Company from declaring and paying dividends on common stock so long as these Debentures remain outstanding and limit the Company's ability to incur new indebtedness senior to the Debentures.

The Debentures include certain anti-dilution and put features. The features provide for keep-whole provisions in the event that the Company sells equity at less than market prices and put options at the discretion of the investors, which allow the Investors to demand repayment of the Debentures at a premium redemption price generally equivalent to the greater of 120% of face value or Conversion Value, as defined. These put options become available to the investors upon the occurrence of certain events, including any events of default, if the investors do not have the ability to "freely trade" the underlying common stock, or if a change of control occurs.

As a result of the Company's delisting from the NASDAQ National Market System and the other events described below, the Company is in default under the Debentures. Since the Debenture holders had not waived these defaults and had the right to declare the Debentures immediately due and payable, the Company at June 30, 2001 accreted the discount and premium on redemption then due, fully amortized the deferred offering costs, and classified the Debentures as due within one year in the accompanying June 30, 2001 balance sheet. As of June 30, 2001, the Company also recognized the premium on redemption of $617,800 associated with the put option triggered by the default of the provisions of the agreement in the caption Senior Secured Convertible Debentures in Default, in the accompanying balance sheet.

In November 2001, the Debenture holders agreed to not enforce their rights (i) to demand payment of the Debentures prior to March 1, 2002 and (ii) to receive the Conversion Value (essentially the highest price from the date of the default times the shares of the Company's common stock eligible to be received upon conversion of the Debentures) resulting from the presently existing defaults. However, the Debenture holders did retain their right to receive the Conversion Value associated with any future events of default, as defined in the Debenture Agreement, as amended. Should there be any future events of default under the Debenture Agreement, as of November 16, 2001, the Conversion Value provision of the Debenture Agreement, giving effect to the latest common stock conversion price that occurred on October 13, 2001 and the highest price of the Company's common stock from the earliest date of an event of default, would allow the holders of the Debentures to make demand on the Company for approximately $7.6 million. The Company is not presently aware of any other events of default not covered by the above described forbearance agreement; however, there are no assurances that there will not be additional events of default or other matters in the near-term that would cause the Company to recognize the Conversion Value in the future results of operations and financial position of the Company. In connection with this forbearance agreement, the Company agreed to a new event of default which requires the Company on or after November 30, 2001, to maintain at least $250,000 of cash, cash equivalents and accounts receivable. The conditional deferral is also contingent upon the Company receiving into escrow an aggregate of $704,750 of financing.

As a result of the Debenture conversion reset, discussed below, in October 2001 and the rise in the trading price of the Company's common stock in late October 2001, both of which occurred prior to the execution of the forbearance agreement with the Debenture holders discussed above, in the second quarter of fiscal 2002, the Company will recognize an additional charge to operations related to the premium redemption provisions of the Debentures and related agreements of approximately $4.7 million. This amount will also be reflected in the Company's balance sheet as debentures in default, bringing such liability due within one year to an aggregate of $7.6 million. This amount may be reduced in future periods to the extent the Debentures are exchanged for shares of the Company's common stock or ultimately redeemed, thus settling the amount of the liability associated with the Debentures. There are no assurances that the Company will be successful in ultimately settling the liability associated with the Debentures for an amount less than the amount described above or that there will not be future events of default resulting in the expiration of the limitation on the rights of the Debenture investors to make demand on the Company for the conversion value of the Debentures. As of March 1, 2002, assuming there are no additional events of default, the Debenture holders can exercise their put options requiring the Company to redeem the then outstanding Debentures. As of September 30, 2001 the amount the Debenture holders could demand on March 1, 2002 would approximate $2.7 million.


The initial conversion price of the Debentures of $3.12 was reset to $0.70 per share on April 13, 2001, to $0.38 per share on July 13, 2001 and to $.29 per share on October 13, 2001. On May 1, 2001, the Company elected to add interest payable on the Debentures in the amount of $54,000 to outstanding principal bringing the total outstanding face amount of the Debentures as of May 1, 2001, to $2,214,000. The effect of the changes in the conversion price and the addition of interest to principal resulted in an increase in the potential number of shares of common stock from exercise of both the Debentures and associated warrants from 929,764 at inception to 3,395,558 on April 13, 2001, to 6,115,920 on July
13, 2001 and to 7,241,719 on October 13, 2001. The Company increased the shares reserved for future issuance to provide for the increases, but the Company did not file a registration statement covering the increased number of shares required by the debentures. This was also an event of default.

Between October 9, 2001 and October 30, 2001, the debenture holders converted $431,000 principal amount and accrued interest into 1,321,783 shares of common stock at an average conversion price of $0.33. Accordingly, the portion of the Debentures related to these shares of $698,000 has been classified as noncurrent in the accompanying September 2001 condensed balance sheet and will be reclassified to common stock and paid-in-capital in the second quarter of fiscal 2002.

NOTE 6 - NOTE PAYABLE TO STOCKHOLDER IN DEFAULT

The Company has a promissory note outstanding relating to a license of intellectual property from OMRF which had an outstanding balance at September 30, 2001, of $125,998. The terms of the note, as amended, require quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full. The Company failed to make quarterly payments due on May 15, 2001, August 15, 2001, and November 15, 2001 and intends to resume quarterly payments retroactively after completing its new financing arrangements. The Company has been in communication with OMRF about its financial situation.

NOTE 7 - INVENTORY

The components of inventory consist of the following:

                                         June 30, 2001        September 30, 2001
                                         -------------        ------------------
Raw Materials                            $     537,434        $          559,458
Work in Process                                139,230                   122,369
Finished Goods                               1,756,723                 1,441,030
                                         -------------        ------------------
                                             2,433,387                 2,122,857
Less amounts not expected to be
  realized this year                           492,226                   464,107
                                         -------------        ------------------
                                         $   1,941,161        $        1,658,750
                                         =============        ==================

The inventory in the accompanying balance sheets consist of costs related to ZstatFlu. The market for influenza diagnostics grew during fiscal years 2000 and 2001, largely due to the introduction of influenza therapeutics produced by other companies during the year. However, there are no assurances that this market will continue to develop and accordingly, there are no assurances that the Company's investment in its ZstatFlu inventory will be recoverable. In addition, improvements in the delivery of the Company's diagnostic as a result of its research and development program or new products from competitors may render a portion of the inventory on hand obsolete in the near term.

NOTE 8 - LIQUIDITY AND MANAGEMENT'S PLANS

As of September 30, 2001, the Company has negative working capital of $2.4 million, including $3.0 million of debt in default. For the years ended June 30, 2000 and 2001, the Company incurred operating losses of $6.8 million and $7.0 million, respectively and during the first quarter of fiscal 2002 the Company incurred an additional operating loss of $1.5 million. As a result of the Company's delisting from the NASDAQ National Market System and other events, the Company is in default under the Debentures. The Debenture holders have not waived these defaults but have agreed to forebear demand for repayment until at least March 1, 2002, conditioned upon any further events of default as discussed in Note 5. If the holders make demand on the Company at that time, the Company would likely be unable to pay the Debentures, and the holders would have the right to foreclose on all of the Company's assets. The Company cannot predict what actions the Debenture holders may take; however, the Company is communicating with the Debenture holders and others in an effort to secure their cooperation with the attempts to obtain long-term financing or adopt alternative measures.

Beginning in the fourth quarter of fiscal 2001, the Company has taken a number of actions to conserve and generate cash needed to remain in business. Operating overheads have been reduced, research and development has been put on hold, and payments to vendors and suppliers have been delayed. In the first quarter of fiscal 2002, in an effort to provide cash, the Company reached agreement with its Japanese distributor of ZstatFlu to sell 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins to the Company but provided cash needed to remain in business.

In October 2001, the Company revised its operating plan for fiscal 2002. The new plan requires $700,000 of temporary financing in November 2001 in the form of 12% notes payable (due in May 2002) to a group of approximately 15 investors who will receive warrants to purchase 700,000 shares of common stock at an exercise price of $.30 for a period of 5 years. There are no assurances that the Company will be successful in closing this temporary financing. If the Company does not close on this financing, the Company may, in the near term, be in violation of the event of default under the Debentures requiring the Company to maintain cash, cash equivalents and accounts receivable of $250,000 which would result in the expiration of the Debenture holders agreement not to enforce their rights to demand payment of the Debentures prior to February 28, 2002 at the premium redemption price of 120% of face value or to the conversion value provision of the premium redemption allowing them to make demand on the Company for approximately $7.6 million.

The revised plan calls for the sale of 350,000 units of ZstatFlu during the second and third quarters of fiscal 2002 at an average unit sales price of $12.00. The plan reduces its monthly requirement of cash for operating expenses to approximately $260,000 per month.

The $700,000 of temporary financing allows the Company to meet its expenses and begin paying down its past due payables until December when cash receipts from new sales are anticipated to begin. It will be necessary for the Company to obtain additional financing during the third quarter of fiscal 2002 in order to assure the payment of all of its liabilities and to remain in business beyond March 2002.

The Company expects to receive the $700,000 of temporary financing by November 27, 2001, but cannot be assured that the additional financing required to continue operations beyond March 2002 will be available or that such financing will be available at all. The Company continues to explore alternatives in the event financing is unavailable, including the sale or dissolution of the Company or the sale of the Company's significant assets.

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

For fiscal 2000 and fiscal 2001, we incurred net losses of $6.8 million and $7.0 million respectively. For the three months ended September 30, 2001, we recognized a net loss of $1.5 million. As of September 30, 2001, our working capital was a deficit of $2.4 million, including $3.0 million of debt in default. In October 2001, we revised our operating plan for fiscal 2002. The new plan requires $700,000 of temporary financing in November 2001 in the form of 12% notes payable (due in May 2002) to a group of approximately 15 investors who will receive warrants to purchase 700,000 shares of common stock at an exercise price of $.30 for a period of 5 years. There are no assurances that we will be successful in closing this temporary financing. If we do not close on this financing, we may, in the near term, be in violation of the event of default under the Debentures requiring us to maintain cash, cash equivalents and accounts receivable of $250,000 which would result in the expiration of the Debenture holders agreement not to enforce their rights to demand payment of the Debentures prior to February 28, 2002 at the premium redemption price of 120% of face value or to the conversion value provision of the premium redemption allowing them to make demand on us for approximately $7.6 million.

The $700,000 of temporary financing will allow us to meet our expenses and begin paying down our past due payables until December when cash receipts from new sales are anticipated to begin. It will be necessary for us to obtain additional financing during the third quarter of fiscal 2002 in order to assure the payment of all of our liabilities and to remain in business beyond March 2002.

We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development in the future will be dependent on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

As an alternative to financing, we are considering all other options, including the sale of the company, the sale of significant assets of the company or dissolution of the company. See Liquidity and Capital Resources.

ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(TM) are trademarks owned or licensed by ZymeTx.

PLAN OF OPERATIONS

Our plan of operations for fiscal 2002, assuming we are successful in raising capital as discussed herein, is to market ZstatFlu to the point of care, acute care and hospital markets. The continued anthrax situation in the United States is propelling interest in our ZstatFlu test. As a result of the threat of bioterrorism, the Company has promoted the test to independent primary-care-physicians, clinics, emergency rooms, occupational health, nursing homes and government.

Beginning in the fourth quarter of fiscal 2001, we have taken a number of actions to conserve and generate cash needed to remain in business. Operating overheads have been reduced, research and development has been put on hold, and payments to vendors and suppliers have been delayed. In the first quarter of fiscal 2002, in an effort to provide cash, we reached agreement with our Japanese distributor of ZstatFlu to sell 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins but provided cash needed to remain in business.

In October 2001, we revised our operating plan for fiscal 2002. The new plan requires $700,000 of temporary financing in November 2001 in the form of 12% notes payable (due in May 2002) to a group of approximately 15 investors who will receive warrants to purchase 700,000 shares of common stock at an exercise price of $.30 for a period of 5 years. There are no assurances that we will be successful in closing this temporary financing. If we do not close on this financing, we may, in the near term, be in violation of the event of default under the Debentures requiring us to maintain cash, cash equivalents and accounts receivable of $250,000 which would result in the expiration of the Debenture holders agreement not to enforce their rights to demand payment of the Debentures prior to February 28, 2002 at the premium redemption price of 120% of face value or to the conversion value provision of the premium redemption allowing them to make demand on us for approximately $7.6 million.

The revised plan calls for the sale of 350,000 units of ZstatFlu during the second and third quarters of fiscal 2002 at an average unit sales price of $12.00. The plan reduces our monthly requirement of cash for operating expenses to approximately $260,000 per month.

The $700,000 of temporary financing will allow us to meet our expenses and begin paying down our past due payables until December when cash receipts from new sales are anticipated to begin. It will be necessary for us to obtain additional financing during the third quarter of fiscal 2002 in order to assure the payment of all of our liabilities and to remain in business beyond March 2002.

We expect to receive the $700,000 of temporary financing by November 27, 2001, but cannot be assured that the additional financing required to continue operations beyond March 2002 will be available or that such financing will be available at all. We continue to explore alternatives in the event financing is unavailable, including the sale or dissolution of the Company or the sale of its significant assets.

As a result of the Debenture conversion reset in October 2001 and the rise in the trading price of our common stock in late October 2001, both of which occurred prior to the execution of the forbearance agreement with the Debenture holders discussed above, in the second quarter of fiscal 2002, we will recognize an additional charge to operations related to the premium redemption provisions of the Debentures and related agreements of approximately $4.7 million. This amount will also be reflected in our balance sheet as debentures in default, bringing such liability due within one year to an aggregate of $7.6 million. This amount may be reduced in future periods to the extent the Debentures are exchanged for shares of our common stock or ultimately redeemed, thus settling the amount of the liability associated with the Debentures. There are no assurances that we will be successful in ultimately settling the liability associated with the Debentures for an amount less than the amount described above or that there will not be future events of default resulting in the expiration of the limitation on the rights of the Debenture investors to make demand on us for the conversion value of the Debentures.

RESULTS OF OPERATIONS

NET LOSS

For the three months ended September 30, 2001, we recognized a net loss of $1.5 million. Net loss applicable to common stock for the three months ended September 30, 2001, was $.22 per basic and diluted share, compared to a net loss of $.21 per basic and diluted share for the first quarter of fiscal 2000. The increase in net loss is due to an additional $.9 million of provision on redemption of the Debentures due to the decrease in the conversion price in the first quarter of fiscal 2002, partially offset by an increase in sales and a reduction in expenses as discussed below. (See Note 5 of Notes to Condensed Financial Statements.)

PRODUCT SALES

For the three months ended September 30, 2001, we recognized increased revenues from sales of our primary diagnostic product as compared to the comparable three months ended September 30, 2000. This increase is attributed to the sale of ZstatFlu to our Japanese distributor this year while last year's sales were limited to the U.S. market, in which sales are concentrated in the second and third quarters.

About half of our sales to our Japanese supplier were on an accelerated basis in order to generate cash to fund outstanding payables and make payroll. The accelerated sales necessitated shipment of finished goods rather than component parts, resulting in reduced profit margins.

RESEARCH AND DEVELOPMENT

Research and development spending for the three months ended September 30, 2001, totaled $.2 million, which was comparable to the amount spent during the three months ended September 30, 2000.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.1 million for the three months ended September 30, 2001. This represents a 33% decrease from the comparable three months ended September 30, 2000. The decrease is due primarily to a decrease in contract labor expense.

SALES AND MARKETING

Sales and marketing expenses totaled $.2 million for the three months ended September 30, 2001. This represents a 54% decrease from the comparable three months ended September 30, 2000. This decrease is primarily due to decreased use of outside consultants and very limited promotional sales programs in fiscal 2002.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.2 million for the three months ended September 30, 2001. This represents a 58% decrease from the comparable three months ended September 30, 2000. The decrease was principally due to decreased use of outside consultants and fewer full-time personnel.

INTEREST, DIVIDEND AND OTHER INCOME

Interest, dividend and other income totaled $10,807 for the three months ended September 30, 2001. This represents a 78% decrease compared to the three months ended September 30, 2000. The decrease resulted because we no longer have cash to invest in marketable securities, offset by $10,000 of other income in fiscal 2002.

INTEREST EXPENSE

Interest expense totaled $34,000 for the three months ended September 30, 2001. This represents a 364% increase compared to the three months ended September 30, 2000. This increase is due to the Debenture issuance in October 2000.

PROVISION FOR PREMIUM ON REDEMPTION OF DEBENTURES

The provision for premium on redemption of Debentures for the three months ended September 20, 2001 amount to $.9 million, $.8 million of which resulted from reduction in the Debenture conversion rate from $.70 per share in the fourth quarter of 2001 to $.38 per share in the first quarter of 2002. Due to the existing and ongoing defaults under the Debentures, the Company is subject to the premium redemption provisions of the Debentures and related agreements that provide the holders the right to put the Debentures to the Company at specified premiums. See Note 5 of Notes to Condensed Financial Statements for further discussion of the current terms and conditions of the Debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had negative working capital of $2.4 million, including $3.0 million of debt in default. For the years ended June 30, 2000 and 2001, we incurred operating losses of $6.8 million and $7.0 million, respectively and during the first quarter of fiscal 2002 we incurred an additional operating loss of $1.5 million. As a result of our delisting from the NASDAQ National Market System and other events, we are in default under the Debentures. The Debenture holders have not waived these defaults but have agreed to forebear demand for repayment until at least March 1, 2002, conditioned upon any further events of default. If the holders make demand on us at that time, we would likely be unable to pay the Debentures, and the holders would have the right to foreclose on all of our assets. We cannot predict what actions the Debenture holders may take; however, we are communicating with the Debenture holders and others in an effort to secure their cooperation with the attempts to obtain long-term financing or adopt alternative measures.

Beginning in the fourth quarter of fiscal 2001, we have taken a number of actions to conserve and generate cash needed to remain in business. Operating overheads have been reduced, research and development has been put on hold, and payments to vendors and suppliers have been delayed. In the first quarter of fiscal 2002, in an effort to provide cash, we reached agreement with our Japanese distributor of ZstatFlu to sell 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins but provided cash needed to remain in business.

 In October 2001, we revised our operating plan for fiscal 2002. The new plan requires $700,000 of temporary financing in November 2001 in the form of 12% notes payable (due in May 2002) to a group of approximately 15 investors who will receive warrants to purchase 700,000 shares of common stock at an exercise price of $.30 for a period of 5 years. There are no assurances that we will be successful in closing this temporary financing. If we do not close on this financing, we may, in the near term, be in violation of the event of default under the Debentures requiring us to maintain cash, cash equivalents and accounts receivable of $250,000 which would result in the expiration of the Debenture holders agreement not to enforce their rights to demand payment of the Debentures prior to February 28, 2002 at the premium redemption price of 120% of face value or to the conversion value provision of the premium redemption allowing them to make demand on us for approximately $7.6 million.

The $700,000 of temporary financing allows us to meet our expenses and begin paying down our past due payables until December when cash receipts from new sales are anticipated to begin. It will be necessary for us to obtain additional financing during the third quarter of fiscal 2002 in order to assure the payment of all of our liabilities and to remain in business beyond March 2002.

We expect to receive the $700,000 of temporary financing by November 27, 2001, but cannot be assured that the additional financing required to continue operations beyond March 2002 will be available or that such financing will be available at all. We continue to explore alternatives in the event financing is unavailable, including the sale or dissolution of the Company or the sale of its significant assets.

As a result of the Debenture conversion reset in October 2001 and the rise in the trading price of our common stock in late October 2001, both of which occurred prior to the execution of the forbearance agreement with the Debenture holders discussed above, in the second quarter of fiscal 2002, we will recognize an additional charge to operations related to the premium redemption provisions of the Debentures and related agreements of approximately $4.7 million. This amount will also be reflected in our balance sheet as debentures in default, bringing such liability due within one year to an aggregate of $7.6 million. This amount may be reduced in future periods to the extent the Debentures are exchanged for shares of our common stock or ultimately redeemed, thus settling the amount of the liability associated with the Debentures. There are no assurances that we will be successful in ultimately settling the liability associated with the Debentures for an amount less than the amount described above or that there will not be future events of default resulting in the expiration of the limitation on the rights of the Debenture investors to make demand on us for the conversion value of the Debentures.

OMRF PROMISSORY NOTE

We have a promissory note outstanding relating to a license of intellectual property from OMRF which had an outstanding balance at September 30, 2001, of $125,998. The terms of the note, as amended, require quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full. We failed to make quarterly payments due on May 15, 2001, and August 15, 2001, and intend to resume quarterly payments retroactively after we have arranged the financing necessary to continue operations.

FACTORS AFFECTING OPERATIONS

The following is a discussion of factors that we believe could have an impact on future operations and financial performance:

WE HAVE INCURRED LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE. WITHOUT ADDITIONAL FUNDING, WE WILL NOT BE ABLE TO SUSTAIN OPERATIONS BEYOND NOVEMBER 30, 2001.

ZstatFlu is our only current source of product revenue. We have incurred losses in each year since our inception in 1994. For fiscal 2000 and fiscal 2001, we incurred net losses of $6.8 million and $7.0 million respectively. For the three months ended September 30, 2001, we incurred a net loss of $1.5 million. As of September 30, 2001, we had a negative working capital of $2.4 million. Consequently, we must obtain funding to sustain operations beyond November 30, 2001. We expect to receive $700,000 of temporary financing by November 27, 2001.

We will require additional financing to sustain operations beyond March 2002. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development in the future will depend on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

If we are unsuccessful in securing financing to provide us with operating capital, then we will be required to consider other options, including selling the company or its significant assets or dissolving the company.

WE NEED SUBSTANTIAL ADDITIONAL FUNDING AND MAY NOT HAVE ACCESS TO CAPITAL. IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, WE MAY NEED TO DELAY OR ELIMINATE RESEARCH AND DEVELOPMENT PROGRAMS OR OUR COMMERCIALIZATION EFFORTS, WHICH WOULD HARM OUR BUSINESS.

We will need to raise substantial additional funds to continue our business activities. We have incurred losses from operations since inception and may continue to incur additional operating losses, resulting from:

         o        further research and development activities;

         o        further clinical trials;

         o        further development of marketing and sales capabilities; and

         o payments to our licensor related to ZstatFlu and our other product candidates.

We will require additional capital for fiscal 2002. However, our actual capital requirements will depend upon numerous factors, including:

         o        the cash flows provided from the sale of ZstatFlu;

         o        possible demand by debenture holders;

         o        future occurrences of events of default under debentures;

         o        the development of further commercialization activities;

         o        the progress of our research and development programs;

         o        the progress of preclinical and clinical testing;

         o        the time and cost involved in obtaining regulatory approvals;

         o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

         o        the effect of competing technological and market developments;

         o the effect of changes and developments in our existing licensing and other relationships; and

         o the terms of any new collaborative, licensing and other arrangements that we may establish.

We may be unable to raise sufficient funds to continue operations beyond November 30, 2001 or to complete our development, marketing and sales activities for ZstatFlu or any of our other product candidates. Potential funding sources include:

         o        public and private securities offerings;

         o        debt financing, such as bank loans; and

         o collaborative, licensing and other arrangements with third parties.

We may not be able to obtain sufficient debt or equity funding on acceptable terms. In such case, we may have to cease operations or delay or eliminate research and development programs. Our sale of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

WE HAVE SIGNIFICANT INDEBTEDNESS AND WE MAY NOT BE ABLE TO MEET OUR OBLIGATIONS.

We are not currently generating sufficient cash flow from operations to pay the principal amount of the senior secured convertible debentures in default which although due in March 2002 may be immediately due and payable upon any future event of default. To avoid a foreclosure, we may have to sell the company's assets to repay our indebtedness and preserve as much value as possible for our stockholders. We believe a potential buyer would require us to assign to it the OMRF license, and that OMRF would agree to such an assignment. We cannot, however, be sure that OMRF would agree to any such transfer or that a willing buyer would be found.

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

BECAUSE OF RAPID TECHNOLOGICAL DEVELOPMENT AND INTENSE COMPETITION, OUR PRODUCTS MAY BE OBSOLETE BEFORE WE RECOUP COMMERCIALIZATION EXPENSES.

The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu. Becton-Dickinson introduced an influenza A and B diagnostic in late 2000.

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

For fiscal 2002, we will concentrate our efforts on completing improvements to ZstatFlu. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2003 and beyond if capital resources are available to justify expenditures for those products. Due to our present working capital constraints, we plan to reduce research and development expenditures during fiscal 2002 which may further delay or eliminate the development and acceptance of our therapeutic or other diagnostic products.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None, other than default under debentures as described herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

There were no matters submitted to a vote of stockholders during our first quarter of fiscal 2002.

ITEM 5. OTHER INFORMATION: NONE

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K:

a.       Exhibits:

         4.1 Agreement dated November 19, 2001 by and between ZymeTx, Inc. and investors identified therein (filed electronically herewith)

b.       Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZYMETX, INC., a Delaware Corporation
                                       -----------------------------------------
                                       (Registrant)

                                       /s/ Fred E. Hiller
                                       -----------------------------------------
                                       Fred E. Hiller Principal Financial and
                                       Accounting Officer

Date: November 20, 2001

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                      DESCRIPTION
       -------                     -----------
         4.1      Agreement dated as of November 19, 2001 by and between ZymeTx,
                  Inc. and investors identified therein (filed electronically herewith)