Form 10QSB
period 2001-12-31
ZYMETX INC
filed 2002-02-19
CIK 921439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

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

  8,605,869 shares of common stock, $.001 par value, issued and outstanding at
                                February 1, 2002

         Transitional Small Business Disclosure Format (check one): Yes   No X

                                  ZYMETX, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                          PAGE
PART I  -         FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Balance Sheets - June 30, 2001 and                               2
                  December 31, 2001

                  Condensed Statements of Operations - Three  and Six Months Ended           3
                  December 31, 2000 and 2001

                  Condensed Statements of Cash Flows - Six Months Ended December 31,         4
                  2000 and 2001

                  Notes to Condensed Financial Statements                                    5

Item 2.           Management's Discussion and Analysis or Plan of Operations                10


PART II  - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                   21

Item 2.                 Changes in Securities and Use of Proceeds                           21

Item 3.                 Defaults Upon Senior Securities                                     21

Item 4.                 Submission of Matters to a Vote of Security Holders                 21

Item 5.                 Other Information                                                   21

Item 6.                 Exhibits and Reports on Form 8-K                                    21

SIGNATURES......................................................................            22


                                  ZYMETX, INC.
                            CONDENSED BALANCE SHEETS
                 (INFORMATION AT DECEMBER 31, 2001 IS UNAUDITED)

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2001              2001
                                                                              --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $      237,673    $      137,922
   Accounts receivable                                                               113,897           164,737
   Inventory                                                                       1,941,161         1,312,498
   Prepaid expenses and other                                                         80,303           187,624
                                                                              --------------    --------------
Total current assets                                                               2,373,034         1,802,781

Inventory not expected to be realized within one year                                492,226                --
Property, equipment and leasehold improvements, net                                  437,756           172,696
Proprietary technology and other intangibles, net                                     37,616                --
                                                                              --------------    --------------
Total assets                                                                  $    3,340,632    $    1,975,477
                                                                              ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $      739,961    $      898,359
   Accrued salaries, wages and benefits                                              112,282            73,603
   Other accrued liabilities                                                         301,196           201,679
   Senior secured convertible debentures (Note 5)                                  2,831,800         7,176,266
   Notes payable to private offering investors, net of discount (Note 7)
                                                                                          --           522,500
   Notes payable to stockholders (Note 6)                                            126,394           153,091
                                                                              --------------    --------------
Total current liabilities                                                          4,111,633         9,025,498

Other long term obligations                                                           39,009            22,477

Stockholders' deficit:
Preferred stock $.001 par value; 12,000,000 shares  authorized                            --                --
Common stock $.001 par value; 30,000,000 shares authorized
   (6,886,882 shares and 8,585,844 issued and outstanding at
   June 30, 2001 and December 31, 2001, respectively)                                  6,887             8,586
Additional paid-in capital                                                        34,890,066        36,557,094
Accumulated deficit                                                              (35,706,963)      (43,638,178)
                                                                              --------------    --------------
Total stockholders' deficit                                                         (810,010)       (7,072,498)
                                                                              --------------    --------------
Total liabilities and stockholders' deficit                                   $    3,340,632    $    1,975,477
                                                                              ==============    ==============

See accompanying notes.

                                  ZYMETX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        DECEMBER 31,                      DECEMBER 31,
                                                                    2000            2001              2000             2001
                                                               -------------    -------------    -------------    -------------
Revenues                                                       $     400,172    $     375,774    $     464,952    $     974,169
Cost of goods sold                                                   191,488          234,248          224,872          687,356
Inventory write-down (Note 8)                                             --          617,425               --          617,425
Gross profit (loss)                                                  208,684         (475,899)         240,080         (330,612)
                                                               -------------    -------------    -------------    -------------
Operating expenses:
   Research and development                                          341,318          194,798          550,421          390,146
   Product development                                               211,100           77,353          410,402          210,060
   Sales and marketing                                               605,977          174,131        1,134,988          415,364
   General and administrative                                        401,020          395,699          957,264          630,233
   Provision for impairment of long-lived assets (Note 9)
                                                                          --          208,854               --          208,854
                                                               -------------    -------------    -------------    -------------
Total operating expenses                                           1,559,415        1,050,835        3,053,075        1,854,657
                                                               -------------    -------------    -------------    -------------
Loss from operations                                              (1,350,731)      (1,526,734)      (2,812,995)      (2,185,269)

Other income (expense):
   Interest, dividend and other income                                97,661           25,737          147,078           36,544
   Interest expense                                                 (110,293)        (127,367)        (119,534)        (160,979)
   Provision for premium on redemption of
     debentures (Note 5)                                                  --       (4,768,511)              --       (5,621,511)
                                                               -------------    -------------    -------------    -------------
Total other income (expense)                                         (12,632)      (4,870,141)          27,544       (5,745,946)
                                                               -------------    -------------    -------------    -------------
Net loss                                                       $  (1,363,363)   $  (6,396,875)   $  (2,785,451)   $  (7,931,215)
                                                               =============    =============    =============    =============

Basic and diluted net loss per common share                    $        (.20)   $        (.79)   $        (.41)   $       (1.06)
                                                               =============    =============    =============    =============

Weighted average common shares outstanding                         6,869,947        8,061,382        6,855,172        7,478,477
                                                               =============    =============    =============    =============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
OPERATING ACTIVITIES                                                             DECEMBER 31,
                                                                             2000             2001
Net loss                                                                 $  (2,785,451)   $  (7,931,215)
Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                                             104,056           98,862

     Provision for premium on redemption of debentures                              --        5,621,511
     Accretion of interest                                                      90,950          100,000
     Inventory write-down                                                           --          617,425
     Provision for impairment of long-lived assets                                  --          208,854
     Compensation expense related to common stock warrants
          outstanding                                                          167,069           38,950
     Deferred lease rentals                                                    (65,823)              --
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (372,755)         (50,840)
       Interest receivable on marketable securities                             (1,105)              --
       Prepaid expenses and other                                             (127,995)        (107,321)
       Inventory                                                              (333,172)         503,464
       Accounts payable                                                         (8,902)         158,398
       Accrued salaries, benefits and other                                   (149,834)         (38,679)
       Other liabilities                                                       (22,650)         (51,796)
                                                                         -------------    -------------
Total adjustments                                                             (720,161)       7,098,828
                                                                         -------------    -------------
Net cash used by operating activities                                       (3,505,612)        (832,387)
                                                                         -------------    -------------

INVESTING ACTIVITIES
Purchase of marketable securities available for sale                        (1,452,475)              --
Proceeds from sale of marketable securities available for sale               2,441,960               --
Purchase of property, equipment and leasehold improvements                     (45,096)          (5,040)
                                                                         -------------    -------------
Net cash provided by investing activities                                      944,389           (5,040)
                                                                         -------------    -------------

FINANCING ACTIVITIES
Proceeds (payments) on notes payable and other, net                            (27,871)          10,165
Proceeds from issuance of debentures, net of issuance costs                  1,874,068               --
Proceeds from private offering of promissory notes                                  --          722,500
Proceeds from exercise of employee stock options                                29,192               --
Proceeds from sale of common stock purchased
  through employee stock purchase plan                                          18,820            5,011
                                                                         -------------    -------------
Net cash provided by financing activities                                    1,894,209          737,676
                                                                         -------------    -------------
Net increase (decrease) in cash                                               (667,014)         (99,751)

Cash and cash equivalents at beginning of period                             1,357,509          237,673
                                                                         -------------    -------------
Cash and cash equivalents at end of period                               $     690,495    $     137,922
                                                                         =============    =============

See accompanying notes to financial statements.

                                  ZYMETX, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring items, other than the 2001 provision for premium on redemption of Debentures in the amount of $5,621,511, the 2001 inventory write-down for $617,425, and the 2001 provision for impairment of long-lived assets for $208,854 more fully described in Note 5, 8, and 9, respectively) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.

Revenues increased during the first half of fiscal 2002 due to sales to the Company's Japanese distributor. Formerly, the U.S. influenza market was the principal market for the Company's products, and the Company's revenues were concentrated in the second and third quarters of each fiscal year.

NOTE 2 - NET LOSS PER SHARE

For the three and six month periods ended December 31, 2001 and 2000, all unexercised stock options and warrants granted were antidilutive for purposes of calculating diluted net loss per share. At December 31, 2001, there were warrants outstanding for the purchase of an aggregate of 4,271,647 shares of the Company's common stock exercisable at prices ranging from $.29 to $4.00 (an average of $1.12 per share) (Note 3). The Company has allocated 1,250,000 shares of common stock for issuance under the Employees' and Directors' stock option plans, 747,119 of which remain unexercised at December 31, 2001 (exercise prices ranging from $1.00 - $4.22 per share). In addition, the Company has reserved 100,000 shares of common stock for issuance under the Consultants stock option plan, 55,000 of which were granted (weighted average exercise price of $2.35 per share), and are unexercised at December 31, 2001. The Company also has issued Debentures that are, as of December 31, 2001, convertible into 6,081,581 shares of the Company's common stock.

NOTE 3 - STOCK OPTIONS AND WARRANTS

During the six month period ended December 31, 2001, the Company did not issue any additional stock options. During the period, the number of warrants outstanding and shares of the Company's common stock reserved for purchase increased by 2,145,275 shares, from 2,126,372 shares at June 30, 2001 to 4,271,647 shares at December 31, 2001. The additional warrants resulted from the issue of 500,000 five-year warrants to the debenture holders at an exercise price of $.45, the issue of 722,500 five-year warrants in connection with the December 2001 private offering at an exercise price of $.30 (Note 8), the issue of 167,859 five-year warrants to consultants and OMRF (Note 6) at an exercise price of $.30, and adjustments for anti-dilution provisions of various outstanding warrants. The fair value of these warrants issued during the three and six month periods ended December 31, 2001, aggregated $338,950 and $438,950, respectively, that was recognized in additional paid-in capital.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company presents comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive loss for the three-month and six-month periods ended December 31, 2000 and 2001, are detailed below.

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                         2000              2001             2000             2001
                                                     -------------    -------------    -------------    -------------
              Net loss                               $  (1,363,363)   $  (6,396,875)   $  (2,785,451)   $  (7,931,215)
              Unrealized gains (losses) on
                Investments available for sale               2,333               --            6,679               --
                                                     -------------    -------------    -------------    -------------

              Comprehensive loss                     $  (1,361,030)   $  (6,396,875)   $  (2,778,772)   $  (7,931,215)
                                                     =============    =============    =============    =============


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

As a result of the Company's delisting from the NASDAQ National Market System and the other events described below, the Company was in default under the Debentures at June 30, 2001. Since the Debenture holders had not waived these defaults and had the right to declare the Debentures immediately due and payable, the Company at June 30, 2001 accreted the discount and premium on redemption then due, fully amortized the deferred offering costs, and classified the Debentures as due within one year in the accompanying June 30, 2001 balance sheet. As of June 30, 2001, the Company also recognized the premium on redemption of $617,800 associated with the put option triggered by the default of the provisions of the agreement in the caption Senior Secured Convertible Debentures in Default.

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

In connection with the above forbearance agreement, the Company agreed to a new covenant which required the Company on or after November 30, 2001, to maintain at least $250,000 of cash, cash equivalents and accounts receivable. On January 31, 2002, the Company defaulted on this requirement. In February 2002, the Debenture holders agreed to not enforce their rights to demand the premium redemption amount until at least March 9, 2002, provided there are no future events of default. In exchange for this forbearance, $530,000 was added to the principal amount of the outstanding Debentures, increasing the total outstanding face amount to $2,265,530, which could presently be converted into 7,940,869 shares of common stock. The Debenture holders also agreed to limit the amount they may demand after March 9, 2002, to $3.4 million, subject to upward adjustment if the market price of the Company's common stock exceeds $.56 per share. Based on the current amount of outstanding Debentures, the premium redemption amount could increase by approximately $61,000 for each one-cent increase over $.56 in the market price of the Company's common stock above $3.4 million.

In February 2002, the Debenture holders also agreed to provide up to $200,000 of financing to fund payroll and payroll benefits by advancing funds not to exceed 80% of outstanding accounts receivable (not aged more than 90 days). The advances will be repaid from cash collections on a weekly basis, and during the period they remain outstanding be added to the outstanding Debentures liability.

As a result of the Debenture conversion reset in October 2001, discussed below and the temporary rise in the trading price of the Company's common stock in late October 2001, both of which occurred prior to the execution of the November 2001 forbearance agreements with the Debenture holders, in the second quarter of fiscal 2002, the Company recognized an additional charge to operations related to the premium redemption provisions of the Debentures and related agreements of approximately $4.8 million. Although the Company has now executed a forbearance agreement presently limiting the Debenture holders demand amount to $3.4 million, the Debenture obligations recorded on the accompanying December 31, 2001 condensed balance sheet has not been reduced as a result of the November and February agreements since the ultimate amount of the obligation is subject to future events and is thus presently indeterminable.

As of December 31, 2001, the Debenture liability due within one year aggregated $7.2 million. This amount may continue to be reduced in future periods to the extent the Debentures are exchanged for shares of the Company's common stock or ultimately redeemed, thus settling the amount of the liability associated with the Debentures. There are no assurances that the Company will be successful in ultimately settling the liability associated with the Debentures for an amount less than the amount described above or that there will not be future events of default resulting in the expiration of the limitation on the rights of the Debenture investors to make demand on the Company for the conversion value of the Debentures. As of March 9, 2002, the Debenture holders can exercise their put options requiring the Company to redeem the then outstanding Debentures. As of February 15, 2002, the amount the Debenture holders could demand on March 9, 2002 would approximate $3.4 million.

The initial conversion price of the Debentures of $3.12 was reset to $0.70 per share on April 13, 2001, to $0.38 per share on July 13, 2001 and to $.29 per share on October 13, 2001. On May 1, 2001, and on November 1, 2001, the Company elected to add interest payable on the Debentures to outstanding principal, increasing the outstanding face amount of the Debentures by $54,000 on May 1, 2001, and by $44,825 on November 1, 2001. The effect of the changes in the conversion price, the conversions, and the addition of interest to principal resulted in a net increase in the potential number of shares of common stock from exercise of both the Debentures and associated warrants from 929,764 at inception to 3,395,558 on April 13, 2001, to 6,115,920 on July 13, 2001, to
7,241,719 on October 13, 2001, and to 6,337,966 on December 31, 2001. The
Company increased the shares reserved for future issuance to provide for the increases, and on December 27, 2001, the Company filed a registration statement covering the increased number of shares required by the Debentures.

Between October 9, 2001 and December 31, 2001, the Debenture holders converted $523,750 principal amount and $9,794 of accrued interest into 1,682,306 shares of common stock at an average conversion price of $0.32. These conversions resulted in the reclassification of $1,231,663 of Debentures into common stock and paid-in capital in the accompanying condensed balance sheet at December 31, 2001.

NOTE 6 - NOTE PAYABLE TO STOCKHOLDER

The Company has a promissory note outstanding relating to a license of intellectual property from OMRF. The terms of the note, as amended in fiscal 2000 and 2001, required quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full. The Company failed to make quarterly payments due on May 15, 2001, August 15, 2001, and November 15, 2001. On December 26, 2001, OMRF agreed to extend the waiver of default previously granted by OMRF related to past due principal and interest payments of approximately $51,000 through January 15, 2002. On December 26, 2001, the past due payments and certain royalty payments were exchanged for a 12% note payable due on May 31, 2002, and five-year warrants to purchase 72,859 shares of the Company's common stock at $.30 per share. In February 2002, the Company agreed to pay a 5% premium on the principal and interest on the 12% note payable due on May 31, 2002, in consideration of OMRF waiving a new default and agreeing to additional borrowings by the Company. The total liability to OMRF at December 31, 2001, was $166,697.

NOTE 7 - DECEMBER 2001 PRIVATE OFFERING

In December 2001, the Company completed a private offering of $722,500 of Units to allow the Company to meet its expenses and begin paying down its past-due payables. The private offering consisted of up to $1,000,000 of units, each unit consisting of (i) a $25,000 principal amount 12% promissory note, and (ii) warrants to purchase 25,000 shares of the Company's common stock. The principal and accrued interest on the promissory note is due on May 31, 2002. The promissory notes carry an annual coupon rate of 12%, which is payable in cash and payable upon repayment of the promissory notes. On February 11, 2002, the Company agreed to pay a 5% premium on the principal and interest due on May 31, 2002, in consideration of the note holders agreeing to waive a default and agreeing to additional borrowings by the Company. The holders of the promissory notes are secured by a maximum of $200,000 of the Company's assets on an equal basis with the security held by Palladin Opportunity Fund, LLC and Halifax Fund, L.P., which are the holders of the Debentures. The warrants entitle each holder to purchase one share of the Company's common stock at an exercise price of $0.30 per share. The warrants are exercisable at any time prior to the close of business on November 15, 2006. Any warrants not exercised by that time will expire. The estimated fair value of these warrants of $300,000 was recognized as debt discount in the accompanying December 31, 2001, balance sheet, $100,000 of which has been accreted and expensed as interest expense as of December 31, 2001.

NOTE 8 - INVENTORY

The components of inventory consist of the following:

                                              JUNE 30,        DECEMBER 31,
                                               2001              2001
                                           --------------   --------------
Raw Materials                              $      537,434   $           --
Work in Process                                   139,230               --
Finished Goods                                  1,756,723        1,312,498
                                           --------------   --------------
                                                2,433,387        1,312,498
Less amounts not expected to be
  realized this year                              492,226               --
                                           --------------   --------------
                                           $    1,941,161   $    1,312,498
                                           ==============   ==============

The inventory in the accompanying balance sheets consist of costs related to ZstatFlu.

In preparing the Company's forecast of fiscal 2001, the Company was anticipating sales of approximately 450,000 tests, based to some extent, on market studies related to related therapeutic product sales volumes. As of February 2002, the Company now believes those sales volumes will likely not exceed 175,000 tests. As a result, the Company does not presently believe it is probable that the Company will be successful in selling (either through normal or other wholesale channels) additional quantities of ZstatFlu beyond that in finished goods of approximately 250,000 units at December 31, 2001, prior to possible technological obsolescence. Accordingly, at December 31, 2001, the Company has written its inventory carrying value down to approximately $1.3 million, recognizing an inventory write-down of $617,425 for the three and six month-periods ended December 31, 2001 on the accompanying condensed statements of operations.

The market for influenza diagnostics grew during fiscal years 2000 and 2001, largely due to the introduction of influenza therapeutics produced by other companies during the year. However, this market is immature and there are no assurances that the Company's remaining investment in its ZstatFlu inventory will be recoverable. In addition, improvements in the delivery of the Company's diagnostic as a result of its research and development program or new products from competitors may render a portion of the inventory on hand obsolete in the near term.

NOTE 9 - PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

In the second quarter of fiscal 2002, the Company recorded a provision for impairment of long-lived assets for $208,854 (which relates to $175,000 for property, equipment, and leasehold improvements and $33,854 for proprietary technology and other intangibles) based on the Company's recently revised estimated future cash flows. The remaining carrying amount of $172,696 as of December 31, 2001, which represents the estimated fair value, is expected to be recoverable through future cash flows from operations or sale of assets.

NOTE 10 -LIQUIDITY AND MANAGEMENT'S PLANS

As of December 31, 2001, the Company has negative working capital of $7.2 million, including $7.9 million of debt due within one year. For the years ended June 30, 2000 and 2001, the Company incurred losses of $6.8 million and $7.0 million, respectively and during the first half of fiscal 2002 the Company incurred an additional loss of $7.9 million. The Debenture holders have agreed to forebear demand for repayment until at least March 9, 2002, conditioned upon any further events of default as discussed in Note 5. If the holders make demand on the Company at that time, the Company would be unable to pay the Debentures, and the holders would have the right to foreclose on substantially all of the Company's assets. The Company cannot predict what actions the Debenture holders may take; however, the Company is communicating with the Debenture holders and others in an effort to secure their cooperation with the attempts to obtain long-term financing or adopt alternative measures.

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

In February 2002, the Company arranged $200,000 of new financing with its Debenture holders (Note 5) and revised its operating plan for fiscal 2002. The revised plan calls for the sale of 75,000 units of ZstatFlu during the third quarter of fiscal 2002 at an average unit sales price of $12.00. The plan reduces its monthly requirement of cash for operating expenses to approximately $200,000 per month. Even if the revised sales plan is achieved, it will be necessary for the Company to obtain additional financing in order to remain in business beyond March 9, 2002.

The Company cannot be assured that the additional financing required to continue operations beyond March 2002 and pay down its past-due payables will be available. The Company continues to explore alternatives in the event financing is unavailable, including the sale or dissolution of the Company or the sale of the Company's significant assets.

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

OVERVIEW

ZymeTx was incorporated under the laws of the State of Delaware in 1994. ViraZyme(R), ViraSTAT(R) and ZstatFlu(R) are trademarks owned or licensed by ZymeTx. We are engaged in the discovery, development and commercialization of unique products used to diagnose and treat viruses. The scientific foundation for our business is based upon the role of enzymes in the process of viral infection. Our strategy is to:

     o develop products that may be used to diagnose and treat a range of viral diseases;

     o   earn revenues from marketing ZstatFlu, our first diagnostic product;

     o continue our diagnostic research and development program into other platform technologies; and

     o   sustain an anti-viral therapeutic research and development program.

ViraZyme(R), our core technology, exploits the subtle structural differences and characteristics of enzymes to create products to diagnose and treat viruses. Our diagnostic technology is a platform for proprietary two-part compounds that will split when the compound contacts a specific enzyme which is the viral target site. As a result of this split, one part of the compound reveals itself in formats easily detected by the naked eye, permitting the user to determine whether the virus is present. For therapeutic products, the technology platform uses modified versions of the diagnostic compounds that bind to specific viral enzymes to interrupt the replication cycle, and a proprietary Inverted Drug Screening System.

The initial viral targets of our diagnostic products are respiratory infections including influenza A and influenza B, respiratory syncytial virus, parainfluenza and adenovirus, which is a family of viruses that cause a number of diseases in animals and humans, some of which produce respiratory diseases an can be transmitted by direct or indirect contact from throat, eye, feces or urine. There are three types of influenza virus, A, B, and C; A and B are most common to humans, while C rarely causes significant infection. Respiratory syncytial virus infects humans, usually children, which is an important cause of acute respiratory disease. Adenovirus can cause respiratory disease, diarrhea, cystitis, which is the inflammation and infection of the bladder, kerato-conjunctivitis, which is the inflammation of the cornea and conjunctiva, and other diseases.

For the years ended June 30, 2000 and 2001, we incurred losses of $6.8 million and $7.0 million, respectively and during the first half of fiscal 2002, we incurred an additional loss of $7.1 million. As of December 31, 2001, we had negative working capital of $7.9 million, including $7.9 million of debt due within one year. The Debenture holders have agreed to forebear demand for repayment until at least March 9, 2002, conditioned upon any further events of default as discussed in Note 5 to the condensed financial statements. If the holders make demand on us at that time, we would be unable to pay the Debentures, and the holders would have the right to foreclose on all of our assets. We cannot predict what actions the Debenture holders may take; however, we are communicating with the Debenture holders and others in an effort to secure their cooperation with the attempts to obtain long-term financing or adopt alternative measures.

PLAN OF OPERATIONS

Our plan of operations for fiscal 2002, assuming we are successful in raising capital as discussed herein, is to market ZstatFlu to the point of care, acute care and hospital markets. The anthrax situation in the United States is propelling interest in our ZstatFlu test. As a result of the threat of bioterrorism, we have promoted the test to independent primary-care-physicians, clinics, emergency rooms, occupational health, nursing homes and government.

We have taken a number of actions to conserve and generate cash needed to remain in business. Operating overheads have been reduced, research and development has been put on hold, and payments to vendors and suppliers have been delayed. In the first quarter of fiscal 2002, in an effort to provide cash, we reached agreement with our Japanese distributor of ZstatFlu to sell 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins to us but provided cash needed to remain in business.

In February 2002, we arranged $200,000 of new financing with our Debenture holders (Note 5) and revised our operating plan for fiscal 2002. The revised plan calls for the sale of 75,000 units of ZstatFlu during the third quarter of fiscal 2002 at an average unit sales price of $12.00. The plan reduces our monthly requirement of cash for operating expenses to approximately $200,000 per month. If the revised sales plan is not achieved, it will be necessary for us to obtain additional financing in order remain in business beyond March 2002, and in any event, will require additional financing by the end of May 2002.

We cannot be assured that the additional financing required to continue operations beyond March 9, 2002, and pay down our past-due payables will be available. We continue to explore alternatives in the event financing is unavailable, including the sale or dissolution of the company or the sale of our significant assets.

RESULTS OF OPERATIONS

NET LOSS

For the three and six months ended December 31, 2001, we recognized a net loss of $6.4 million and $7.9 million, respectively. Net loss applicable to common stock for the three and six months ended December 31, 2001, was $.79 and $1.06 per basic and diluted share respectively. The net loss is largely due to a $5.6 million provision on redemption of the Debentures due to the decrease in the conversion price and a temporary increase in the trading price of our common stock, an inventory write-down of $.6 million and a provision for improvement of long-lived assets of $.2 million. (See Note 5 of Notes to Condensed Financial Statements).

PRODUCT SALES

For the three months ended December 31, 2001, we recognized approximately 6% less revenues compared to the three months ended December 31, 2000. This decrease is attributed to the late onset of the influenza season. For the six months ended December 31, 2001, we recognized increased revenues from sales of our primary diagnostic product as compared to the comparable six months ended December 31, 2000. This increase is attributed to the sale of ZstatFlu to our Japanese distributor this year while last year's sales were limited to the U.S. market, in which sales are concentrated in the second and third quarters.

About half of our sales to our Japanese supplier were on an accelerated basis in order to generate cash to fund outstanding payables and make payroll. The accelerated sales necessitated shipment of finished goods rather than component parts, resulting in reduced profit margins.

INVENTORY WRITE-DOWN

Inventory write-downs totaled $.6 million in the second quarter of fiscal year 2002. This write-down was the result of our revised forecast as of February 2002 as more fully described in Note 8 of Notes to Condensed Financial Statements.

RESEARCH AND DEVELOPMENT

Research and development spending for the three and six months ended December 31, 2001, totaled $.2 million and $.4 million respectively. This represents a decrease of 43% and 29%, respectively, from the comparable three and six months ended December 31, 2000. This decrease is due to reduced spending on personnel and increased reimbursements from research grants due to our limited cash resources.

PRODUCT DEVELOPMENT

Product development costs expended in the manufacturing and production of our diagnostic product totaled $.1 million and $.2 million for the three and six months ended December 31, 2001, respectively. This represents a 63% and a 49% decrease from the comparable three and six months ended December 31, 2000. The decreases are due primarily to a decrease in contract labor expense due to our limited cash resources.

SALES AND MARKETING

Sales and marketing expenses totaled $.2 million and $.4 million for the three and six months ended December 31, 2001. This represents a 71% and a 63% decrease from the comparable three and six months ended December 31, 2000. These decreases are primarily due to decreased use of outside consultants and very limited promotional sales programs in fiscal 2002 due to our limited cash resources.

GENERAL AND ADMINISTRATIVE

General and administrative costs totaled $.4 million and $.6 million for the three and six months ended December 31, 2001. This represents a 1% and a 34% decrease from the comparable three and six months ended December 31, 2000. This decrease was principally due to decreased use of outside consultants and fewer full-time personnel due to our limited cash resources.

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

Based on a recently revised estimate of future cash flows in the second quarter of fiscal 2002, we recognized a provision for impairment of long-lived assets of $.2 million related to the write-down of property, equipment and leasehold improvements of $175,000 and proprietary technology and other intangibles for $33,854. We believe the remaining carrying value of long-lived assets of $172,696 as of December 31, 2001, which represents the estimated fair value, will be recoverable from future cash flows or sale of assets.

INTEREST, DIVIDEND, AND OTHER INCOME

Interest, dividend and other income totaled $25,737 and $36,544 for the three and six months ended December 31, 2001. This represents a 74% and a 75% decrease compared to the three and six months ended December 31, 2000. The decrease resulted because we no longer have cash to invest in marketable securities, offset by $25,000 and $35,000 of other income in the three and six month periods in fiscal 2002.

INTEREST EXPENSE

Interest expense totaled $127,367 and $160,979 for the three and six months ended December 31, 2001. This represents a 30% and a 9% increase compared to the three and six months ended December 31, 2000. This increase is primarily due to the amortization of debt discount to interest expense related to the warrants issued in conjunction with the December 2001 Private Offering (see Note 7 to the condensed financial statements).

PROVISION FOR PREMIUM ON REDEMPTION OF DEBENTURES

The provision for premium on redemption of Debentures for the three and six months ended December 31, 2001, amounted to $4.8 million and $5.6 million, respectively. These provisions resulted from the reduction in the Debenture conversion rate from $.70 per share in the fourth quarter of 2001 to $.38 per share in the first quarter of 2002 to $.29 in the second quarter of 2002. Due to the existing and ongoing defaults under the Debentures, we are subject to the premium redemption provisions of the Debentures and related agreements, as amended, that provide the holders the right to put the Debentures to us at specified premiums. See Note 5 of Notes to Condensed Financial Statements for further discussion of the current terms and conditions of the Debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had negative working capital of $7.2 million, including $7.9 million of debt due within one year. For the years ended June 30, 2000 and 2001, we incurred operating losses of $6.8 million and $7.0 million, respectively and during the first half of fiscal 2002, we incurred an additional operating loss of $7.9 million. As a result of our delisting from the NASDAQ National Market System and other events, we have been in default under the Debentures. The Debenture holders have agreed to forebear demand for repayment until at least March 9, 2002, conditioned upon any further events of default as discussed in Note 5. If the holders make demand on us at that time, we will be unable to pay the Debentures, and the holders would have the right to foreclose on all of our assets. We cannot predict what actions the Debenture holders may take; however, we are communicating with the Debenture holders and others in an effort to secure their cooperation with the attempts to obtain long-term financing or adopt alternative measures.

We have taken a number of actions to conserve and generate cash needed to remain in business. Operating overheads have been reduced, research and development has been put on hold, and payments to vendors and suppliers have been delayed. In the first quarter of fiscal 2002, in an effort to provide cash, we reached agreement with our Japanese distributor of ZstatFlu to sell 100,000 units of product, 40,000 of which were on an accelerated basis. The accelerated sales necessitated shipment of finished goods rather than component parts resulting in reduced profit margins to us but provided cash needed to remain in business.

In December 2001, we completed a private offering of $722,500 of Units to allow us to meet our expenses and begin paying down our past-due payables. The private offering consisted of up to $1,000,000 of units, each unit consisting of (i) a $25,000 principal amount 12% promissory note, and (ii) warrants to purchase 25,000 shares of our common stock. The principal and accrued interest on the promissory note is due on May 31, 2002. The promissory notes carry an annual coupon rate of 12%, which is payable in cash and payable only upon repayment of the promissory notes. The warrants entitle each holder to purchase one share of our company's common stock at an exercise price of $0.30 per share. The warrants are exercisable at any time prior to the close of business on November 15, 2006. Any warrants not exercised by that time will expire. On February 11, 2002, we agreed to pay a 5% premium on the principal and interest due on May 31, 2002, in consideration of the note holders agreeing to waive a default and agree to additional borrowings by the company. The holders of the promissory notes are secured by a maximum of $200,000 of our assets on a pari passu basis with the security held by Palladin Opportunity Fund, LLC and Halifax Fund, L.P., which are the holders of the 5% senior secured convertible debentures.

In February 2002, we arranged $200,000 of new financing with our Debenture holders (Note 5) and revised our operating plan for fiscal 2002. The revised plan calls for the sale of 75,000 units of ZstatFlu during the third quarter of fiscal 2002 at an average unit sales price of $12.00. The plan reduces our monthly requirement of cash for operating expenses to approximately $200,000 per month. If the revised sales plan is not achieved, it will be necessary for us to obtain additional financing in order remain in business beyond March 9 2002, and in any event, will require additional financing by the end of May 2002.

We cannot be assured that the additional financing required to continue operations and pay down our past-due payables beyond March 2002 will be available. We continue to explore alternatives in the event financing is unavailable, including the sale or dissolution of our company or the sale of our significant assets.

OMRF PROMISSORY NOTE

We have a promissory note outstanding relating to a license of intellectual property from OMRF. The terms of the note, as amended, required quarterly principal and interest payments of $16,753 and continuing thereafter until the note is repaid in full. We failed to make quarterly payments due on May 15, 2001, August 15, 2001, and November 15, 2001. On December 26, 2001, OMRF agreed to extend the waiver of default previously granted by OMRF related to past due principal and interest payments of approximately $51,000 through January 15, 2002, on which date the past due payments and certain royalty payments due were exchanged for a 12% note payable on May 31, 2002, and five-year warrants to purchase 72,859 shares of our common stock at $.30 per share. In February 2002, we agreed to pay a 5% premium on the principal and interest on the 12% note payable on May 31, 2002, in consideration of OMRF waiving a new default and agreeing to additional borrowings by our company. The total liability to OMRF at December 31, 2001, was $166,697.

FACTORS AFFECTING OPERATIONS

WE HAVE INCURRED LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

ZstatFlu is our only current source of product revenue. We have incurred losses in each year since our inception in 1994. For fiscal 2000 and fiscal 2001, we incurred net losses of $6.8 million and $7.0 million respectively. For the three and six months ended December 31, 2001, we incurred a net loss of $6.4 million and $7.9 million respectively. As of December 31, 2001, we had a negative working capital of $7.2 million. In December 2001 and February 2002, we obtained temporary financing, as described more fully in "Management's Discussion and Plan of Operations," We fully expect to sustain our operation through March 9, 2002. Consequently, we must obtain funding to sustain operations beyond March 9, 2002.

WITHOUT ADDITIONAL FUNDING, WE WILL NOT BE ABLE TO SUSTAIN OPERATIONS BEYOND MARCH 2002.

We will require additional financing to sustain operations beyond March 9, 2002. Beginning April 2002, we will require approximately $200,000 to $300,000 per month to cover our operating costs, which will not pay down our outstanding debt but does cover our current account payables and our payroll. Also, beginning March 9, 2002, due to certain events of default, the investors of our October 2000 private offering will have the right to demand payment on their outstanding convertible notes plus a premium, which together would total approximately $3.4 million. Without an extension beyond March 9, 2002 by the Debenture holders of certain covenants, this will also cause a cross-default of the December 2001 private offering notes, thus requiring an additional $.8 million to pay off the notes we issued in our December 2001 private offering. We cannot assure that financing will be available on terms satisfactory to us, or that such financing will be available at all. Additionally, our ability to conduct research and development in the future will depend on our ability to generate cash flow from operations adequate to finance these activities. The lack of adequate capital resources to conduct research and development could limit our ability to introduce new products or make improvements in our existing product line.

If we are unsuccessful in securing financing to provide us with operating capital, then we will be required to consider other options, including selling the company or its significant assets or dissolving the company.

If we were forced to sell the company or its significant assets, the value of our common stock may be subject to sharp decreases.

WE NEED SUBSTANTIAL ADDITIONAL FUNDING AND MAY NOT HAVE ACCESS TO CAPITAL, WHICH WOULD HARM OUR BUSINESS.

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

We may be unable to raise sufficient funds to continue operations beyond
March 9, 2002 or to complete our development, marketing and sales activities for ZstatFlu or any of our other product candidates. Potential funding sources include:

         o        public and private securities offerings;

         o        debt financing, such as bank loans; and

         o collaborative, licensing and other arrangements with third parties.

We may not be able to obtain sufficient debt or equity funding on acceptable terms. In such case, we may have to cease operations or delay or eliminate research and development programs. Our sale of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves. Further, if we obtain additional financing through the issuance of shares of our common stock, your investment could be substantially diluted by such stock issuances.

WE HAVE SIGNIFICANT INDEBTEDNESS, WHICH MAY BE DEMANDED AT ANY TIME. WE MAY NOT BE ABLE TO MEET OUR OBLIGATIONS.

We are not currently generating sufficient cash flow from operations to pay the principal amount of the senior secured convertible debentures that may presently be demanded any time after March 9, 2002. As of December 31, 2001, our current liabilities exceeded our current assets by $7.2 million. To avoid a foreclosure, we may have to sell the company's assets to repay our indebtedness and preserve as much value as possible for our stockholders. We believe a potential buyer would require us to assign our license with Oklahoma Medical Research Foundation, and that Oklahoma Medical Research Foundation would agree to such an assignment. We cannot, however, be sure that Oklahoma Medical Research Foundation would agree to any such transfer or that a willing buyer would be found.

Our inability to generate sufficient cash flow or obtain financing to fund our operations, would result in our inability to continue operations and/or the sale of our assets, both of which would likely cause and immediate and substantial decrease the value of our common stock and may result in losses to our investors.

FAILURE TO OBTAIN MARKET ACCEPTANCE OF OUR ZSTATFLU WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

During the 1998-1999 influenza season we had limited success in realizing sales of ZstatFlu, due principally to the lack of therapeutic products to treat influenza. With the introduction of therapeutics during the 1999-2000 influenza season we saw significantly increased sales of ZstatFlu. Sales of ZstatFlu decreased during the unusually mild 2000-2001 influenza season. The degree of market acceptance of ZstatFlu will depend upon a number of factors, including the availability of third-party reimbursement on an economically advantageous basis to care providers, the establishment of cost-effectiveness of ZstatFlu and its advantages over existing technologies and products. We cannot assure our ability to achieve product and service commercialization or that physicians, patients or third-parties will accept our ZstatFlu. Our inability to achieve commercialization or market acceptance of ZstatFlu will materially and adversely affect our ability to operate and would likely cause an immediate and substantial decrease in the value of our common stock, which may result in losses to our investors.

BECAUSE OF RAPID TECHNOLOGICAL DEVELOPMENT AND INTENSE COMPETITION, OUR PRODUCTS MAY BE OBSOLETE BEFORE WE RECOUP COMMERCIALIZATION EXPENSES.

The viral diagnostic and therapeutic field is rapidly evolving, and the pace of technological advancement is expected to continue. Rapid technological development may result in our products becoming obsolete before we recoup a significant portion of related research, development and commercialization expenses. Quidel and Biostar each introduced influenza diagnostic products during 1999 that compete directly with ZstatFlu. Becton-Dickinson introduced an influenza A and B diagnostic in late 2000. Any failure by us to anticipate or respond adequately to technological developments could cause our products to be outdated and cause sales to decrease, impair our ability to operate and would likely cause an immediate and substantial decrease in the value of our common stock, which may result in losses to our investors.

FAILURE TO SUCCESSFULLY DEVELOP THERAPEUTIC OR OTHER DIAGNOSTIC PRODUCTS COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION.

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

For fiscal 2002, to the extent cash resources allow, we will concentrate our efforts on completing improvements to ZstatFlu. We plan to devote greater efforts to the development of our therapeutic and other diagnostic products in fiscal 2003 and beyond if capital resources are available to justify expenditures for those products. Due to our present working capital constraints, we plan to reduce research and development expenditures during fiscal 2002 which may further delay or eliminate the development and acceptance of our therapeutic or other diagnostic products.

Any failure by us to successfully develop therapeutic or other diagnostic products, or any delays incurred in the process, will have a material adverse effect upon our prospects and financial condition, and would likely cause an immediate and substantial decrease in the value of our common stock, which may result in losses to our investors.

DELAYS BY THE THIRD PARTIES WE RELY UPON TO MANUFACTURE ZSTATFLU COULD HARM US.

We have had limited experience in product manufacturing and currently have no facility capable of manufacturing products on the scale necessary for adequate market penetration. Because we do not currently have a large scale manufacturing facility, we have engaged two third-party manufacturers, Diagnostics Chemicals Limited in Charlottetown, PEI, Canada, and San Antonio Lighthouse in San Antonio, Texas, to produce finished units of ZstatFlu. These manufacturers are on a purchase order basis, with orders varying from a single purchase to multiple purchases through out the year. We believe these third-party manufacturers have produced enough finished product to carry us through the current season. In the event demand exceeds our ability deliver final products to the market, however, delays by these third-party manufacturers in delivering finished products could result in loss of revenue and loss of market share, and could cause an immediate and substantial decrease in the value of our common stock, which may result in losses to our investors.

FAILURE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, OUR BUSINESS WILL RESULT IN HARM TO OUR FINANCIAL CONDITION AND OPERATIONS.

Our success will depend, in part, on our ability to:

         o        obtain patents and license patent rights,

         o        to maintain trade secret protection, and

         o to operate without infringing on the rights of other patent holders.

The patent position of biotechnology firms for such types of patents generally is highly uncertain and involves complex legal and factual issues. We currently license the rights to our ZymeTx technology from Oklahoma Medical Research Foundation, which owns such technology. Our competitors may have filed applications for or have been issued patents and may obtain additional patents and other proprietary rights relating to 1) virus substrates, which are small organic molecules that are acted upon by a virus or viral enzyme, 2) chromogens, which are small organic molecules that when acted upon by an enzyme or viral enzyme, produce a visible color by means of a dye, 3) inhibitors, which are small organic molecules that, when acted upon by specific enzymes or viral enzymes, prevent the enzyme from performing its normal function, or 4) processes competitive with our patents. The ultimate scope and validity of such patents are presently unknown. If the courts uphold existing or future patents obtained by competitors as valid, we may be required to obtain licenses from such competitors. The extent to which these licenses will be available to us, and their cost cannot currently be determined. Our failure to obtain patents or licenses from competitors at reasonable and cost effective rates limit our ability to compete in the marketplace and result in decreased revenues.

Although we have not had infringement claims filed against us to date, we may in the future be sued by third parties who claim that our products violate their intellectual property rights. We may not be successful in defending ourselves against such claims. Even if we are successful, the defense of such claims would be expensive and would divert management's focus away from running our business. Consequently, any infringement claim, even if without merit, could distract our management's focus from operating our business to defending such claims, which could result in our poor performance.

We also rely upon copyrights, trademarks and unpatented trade secrets. Others may independently develop substantially equivalent proprietary information and techniques that would undermine our proprietary technologies. Further, others may gain access to our trade secrets or disclose such technology.

Any of these events could negatively impact our business and would likely cause decreased revenues and a decreased value in our common stock, which may result in losses to our investors.

THE FDA AND OTHER GOVERNMENTAL AUTHORITIES STRICTLY REGULATE OUR PRODUCTS. IF REGULATION DELAYS THE SALE OF OUR PRODUCTS, OUR BUSINESS WOULD BE HARMED.

Regulation by Federal, state, local and foreign governmental authorities of our research and development activities, as well as the use and sale of our products when they are commercially viable, is currently, and is expected to remain, significant. The introduction of our products is governed by strict FDA rules and regulations. Our diagnostic products are governed by FDA 510(k), requiring a clinical trial that compares our products to a standard or to a prior cleared methodology. The testing, manufacturing, labeling, distribution, marketing and advertising of therapeutic products are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures.

Our therapeutic compounds will require substantial clinical trials and FDA review as new drugs and such products are in the discovery stage of development, requiring significant further research, development, clinical testing and regulatory clearances. Due to the extended testing and regulatory review process required for therapeutic products before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. A delay or failure in obtaining such approvals could have a material adverse effect on our business, seriously impair our ability to operate our business, and likely result in decreased revenues and an immediate and substantial decrease in the value of our common stock, which could result in losses to our investors. We and our third-party manufacturers are subject to quality regulations promulgated by the FDA. The FDA will also inspect our manufacturing facilities and the facilities of our third-party manufacturers on a routine basis for regulatory compliance with quality regulations. Although our employees have experience with quality protocols, there can be no assurance that we or our third-party manufacturers can satisfy these requirements. We would not be allowed to manufacture our approved or cleared products in the event such quality protocols could not be met, which would result in decreased revenues and may result in losses to our investors.

IF WE ARE NOT ABLE TO MANAGE THE GROWTH OF THE COMPANY WE MAY NEVER ACHIEVE PROFITABILITY.

Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train our new employees. In addition, to manage our growth effectively, we will be required to expand our management base and enhance our operating and financial systems. If we grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH MAY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS REGARDLESS OF THE OUTCOME.

The testing, marketing and sale of therapeutic products and, to a lesser degree, diagnostic products, entail an inherent risk of adverse effects and/or medical complications to patients and, as a result, product liability claims may be asserted against us. A product liability claim or product recall could have a material adverse effect on our financial condition. We have product liability insurance in the aggregate amount of $11.0 million for products that we market. There can be no assurance that liability will not exceed the insured amount. In the event of a successful suit against us, insufficient insurance or lack of insurance, we could be forced to sell some or all our assets or shut down our operations, which could cause an immediate and substantial decrease in the value of our common stock and may result in losses to our investors.

OUR INABILITY TO FUND OR COMPLETE PRE-CLINICAL STUDIES AND CLINICAL TRIALS COULD RESULT IN DELAYS AND INCREASED COSTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We must demonstrate through pre-clinical studies and clinical trials that our proposed therapeutic products are safe and effective for use in each target indication before we can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming. The rate of completion of clinical trials for either diagnostic or therapeutic products is dependent upon, among other factors, the rate of enrollment of patients. Failure to enroll an adequate number of clinical patients during the appropriate season could cause significant delays and increased costs. The cost to conduct human clinical trials for any potential product can vary dramatically based on a number of factors, including whether the product is a diagnostic or a therapeutic product, the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Our failure to fund or complete pre-clinical studies could seriously impair our ability to commercialize our products and decrease the value of our common stock, which could result in losses to our investors.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2001, we had:

         o        8,585,844 shares of common stock issued and outstanding.

         o An aggregate of 722,500 shares of common stock issuable upon exercise of the warrants granted in connection with the December 2001 private offering.

         o An aggregate of 6,081,581 shares of common stock issuable upon conversion of debentures.

         o An aggregate of 3,547,288 shares upon exercise of warrants granted to:

                  o Our underwriters of a private placement of our common stock in 1996;

                  o Our underwriters of a private offering of our common stock in 1997;

                  o Our placement agent for our October 13, 2000 convertible debentures;

                  o Our investors in our October 13, 2000 convertible debentures;

                  o        Our consultants;

                  o        OMRF in connection with our technology license; and

                  o Our landlord in connection with the lease of our premises.

The amount of common stock issuable upon the exercise of all outstanding warrants and conversions of all debentures represents approximately 142% of our total outstanding common shares. All of the shares, including the shares issued upon exercise of our warrants, may be sold without restriction. The sale of these shares may depress the market price of our common stock.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Since our common stock is not listed or quoted on any exchange or on Nasdaq, and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the "penny stock" rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: The Company is in default under the debentures issued in October 2000 due to the Company's delisting from the NASDAQ National Market System and its failure to maintain at least $250,000 in cash, cash equivalents and accounts receivable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: There were no matters submitted to a vote of stockholders during our second quarter of fiscal 2002.

ITEM 5. OTHER INFORMATION: NONE

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K:

a. Exhibits:

         4.1 Agreement dated February 13, 2002 by and between ZymeTx, Inc. and investors identified therein (filed electronically herewith)

b. Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ZYMETX, INC., a Delaware Corporation
                                         ---------------------------------------
                                         (Registrant)

                                         /s/ Fred E. Hiller
                                         ---------------------------------------
                                         Fred E. Hiller Principal Financial and
                                         Accounting Officer

Date: February 19, 2001

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                       DESCRIPTION
        ------                       -----------
         4.1      Agreement dated as of February 13, 2002 by and between ZymeTx,
                  Inc. and investors identified therein (filed electronically herewith)